Form 10-K
period 2024-12-31
SPX Technologies, Inc.
filed 2025-02-26
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2024 was $6,463,938,483. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
____________________________________________________________________________
The number of shares outstanding of the registrant’s common stock as of February 21, 2025 was 46,382,546.
____________________________________________________________________________
Documents incorporated by reference: Portions of the Registrant’s proxy statement for its Annual Meeting to be held on May 13, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-K TABLE OF CONTENTS

P A R T    I
ITEM 1. Business
(All currency and share amounts are in millions)
Forward-Looking Information
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include the following: cyclical changes and specific industry events in the Company’s markets; changes in anticipated capital investment and maintenance expenditures by customers; availability, limitations or cost increases of raw materials and/or commodities, including as a result of new or increased tariffs, that cannot be recovered in product pricing; the impact of competition on profit margins and the Company’s ability to maintain or increase market share; inadequate performance by third-party suppliers and subcontractors for outsourced products, components and services and other supply-chain risks; the uncertainty of claims resolution with respect to environmental and other contingent liabilities; the impact of climate change and any legal or regulatory actions taken in response thereto; cyber-security risks; risks with respect to the protection of intellectual property, including with respect to the Company’s digitalization initiatives; the impact of overruns, inflation and the incurrence of delays with respect to long-term fixed-price contracts; defects or errors in current or planned products; the impact of pandemics and governmental and other actions taken in response; domestic economic, political, legal, accounting and business developments adversely affecting the Company’s business, including regulatory changes; changes in worldwide economic conditions, including as a result of geopolitical conflicts; uncertainties with respect to the Company’s ability to identify acceptable acquisition targets; uncertainties surrounding timing and successful completion of acquisition or disposition transactions, including with respect to integrating acquisitions and achieving cost savings or other benefits from acquisitions; the impact of retained liabilities of disposed businesses; potential labor disputes; and extreme weather conditions and natural and other disasters. These and other risks and uncertainties are further discussed in other sections of this document. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

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

Based on a review of our portfolio of businesses, and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided in 2015 that our strategic focus would be on our (i) scalable growth businesses that serve the heating, ventilation and cooling (“HVAC”) and detection and measurement markets and (ii) power transformers and process cooling systems businesses. As a result, we subsequently significantly reduced our exposure to the power generation markets. This reduction included the wind-down of the SPX Heat Transfer Business (“Heat Transfer”), completed during the fourth quarter of 2020, and the wind-down of our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”) in 2021 when we substantially ceased all operations. In addition, we completed the sale of our Transformer Solutions business (“Transformer Solutions”) during 2021. As a result, we are reporting Heat Transfer, DBT, and Transformer Solutions as discontinued operations in the accompanying consolidated financial statements. See Note 4 for additional details regarding discontinued operations and Notes 4 and 15 for additional details of DBT’s dispute resolution matters.

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

On November 1, 2022, SPX divested three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets, to Canvas Holdco LLC, an entity formed by a joint venture of Global Risk Capital LLC and an affiliate of Premia Holdings Ltd (the “Asbestos Portfolio Sale”). The divested subsidiaries have agreed to indemnify us and our affiliates for their asbestos-related liabilities, which encompassed all of our consolidated asbestos-related liabilities and contingent liabilities immediately prior to the divestiture. These indemnification obligations are not subject to any cap or time limitation. The board of managers of each of the divested subsidiaries received a solvency opinion from an independent advisory firm that the divested subsidiaries were solvent after giving effect to the Asbestos Portfolio Sale.

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

On February 7, 2024, we completed the acquisition of Ingénia Technologies Inc. (“Ingénia”) which specializes in the design and manufacture of custom air handling units that demand high levels of precision and reliability in healthcare, pharmaceutical, education, food processing and industrial end markets. The post-acquisition operating results of Ingénia are reflected within our HVAC reportable segment.

On January 27, 2025, we completed the acquisition of Kranze Technology Solutions, Inc. (“KTS”), which specializes in digital interoperability and tactical networking solutions, primarily for the defense industry. The post-acquisition operating results of KTS will be reflected within our Detection and Measurement reportable segment.

Unless otherwise indicated, the description of our business provided in Part I pertains to continuing operations only (see Notes 1 and 4 to our consolidated financial statements for information on discontinued operations). A description of the general development of our business, including with respect to developments occurring prior to those discussed above, is included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023, which description is incorporated by reference.

We are a diversified, global supplier of infrastructure equipment serving the HVAC and detection and measurement markets. With operations in over 15 countries and approximately 4,300 employees, we offer a wide array of highly engineered infrastructure products with strong brands.
HVAC solutions offered by our businesses include package and process cooling equipment, engineered air movement and handling solutions, residential and commercial boilers, electrical heating, and ventilation products. Our market leading brands, coupled with our commitment to continuous innovation and focus on our customers’ needs, enables our HVAC cooling and heating businesses to serve an expanding number of industrial, commercial, data center, and residential customers. Growth for our HVAC businesses will be driven by innovation, increased scalability, and our ability to meet the needs of broader markets.

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
Reportable Segments
Our operating segments are aggregated into the following two reportable segments: HVAC and Detection and Measurement. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (“Codification”). Operating income for our reportable segments is determined before considering, if applicable, impairments and special charges, long-term incentive compensation, certain other operating income/expense, other indirect corporate expenses, intangible asset amortization expense, inventory step-up charges, and certain other acquisition and integration-related costs. This is consistent with the way our Chief Operating Decision Maker (“CODM”), the President and Chief Executive Officer, evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment had revenues of $1,364.7, $1,122.3, and $913.8 in 2024, 2023 and 2022, respectively, and backlog of $436.8 and $306.1 as of December 31, 2024 and 2023, respectively. Approximately 88% of the segment’s backlog as of December 31, 2024 is expected to be recognized as revenue during 2025. The segment engineers, designs, manufactures, installs and services cooling products and engineered air movement and handling solutions for the HVAC industrial, commercial, data center, and power generation markets, as well as heating and ventilation products for the residential, industrial, and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia. Core brands for our cooling products include Marley, Recold, SGS, Cincinnati Fan, TAMCO, and Ingénia, while our heating products are sold under the Berko, Qmark, Fahrenheat, Leading Edge, Patterson-Kelley, Weil-McLain, Williamson-Thermoflo, INDEECO, Heatrex, AccuTherm, Brasch, Spectrum, BannerDay PipeHeating, and Solar Products brands.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment had revenues of $619.2, $618.9, and $547.1 in 2024, 2023 and 2022, respectively, and backlog of $220.9 and $244.5 as of December 31, 2024 and 2023, respectively. Approximately 58% of the segment’s backlog as of December 31, 2024 is expected to be recognized as revenue during 2025. The segment engineers, designs, manufactures, services, and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, transportation systems, communication technologies, and aids to navigation. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base in North America, Europe, Africa and Asia. Core brands for our underground pipe and cable locators and inspection and rehabilitation equipment are Radiodetection, Pearpoint, Schonstedt, Dielectric, Cues, ULC Robotics, and Sensors & Software. Our transportation systems are sold under the Genfare brand, our communication technologies products are sold under the TCI, ECS, and KTS brands, and our aids to navigation products are sold under the Flash Technology, ITL, Sabik Marine, Sealite, and Avlite brands.

Acquisitions
From time to time, we may make acquisitions that do not significantly impact our financial position or operations. These acquisitions primarily complement our existing business operations or strategic initiatives with no significant impact to our financial outlook and end markets, or requiring a significant investment of resources. Such acquisitions are not separately identified within this report on Form 10-K. We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material.
As previously indicated, we acquired KTS in January 2025, Ingénia in 2024, TAMCO and ASPEQ in 2023, and ITL in 2022.
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
International Operations
We are a multinational corporation with operations in over 15 countries. Sales outside the United States were $343.1, $287.1 and $237.4 in 2024, 2023 and 2022, respectively.
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
Patents/Trademarks
We own 227 domestic and 402 foreign patents (comprising 159 patent “families”) (foreign patents include patents in individual countries in the European Union (“EU”), as well as EU-level patents), including 24 patents that were issued in 2024, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors.”
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
We are subject to increases in the prices, including from the impact of tariffs, of many of our key raw materials, including petroleum-based products and steel. In recent years, we have generally been able to offset increases in raw material costs through corresponding product pricing actions. Occasionally, we are subject to long-term supplier contracts, which may increase our exposure to pricing fluctuations.
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
Human Capital Resources
At December 31, 2024, we had approximately 4,300 employees, with approximately 3,300 employed in the United States. We also leverage temporary workers to provide flexibility for our business and manufacturing needs. Six domestic collective bargaining agreements cover approximately 460 of our employees. In addition, we have various collective labor arrangements covering certain of our non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

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

As part of our focus on building and sustaining a highly capable, engaged and motivated workforce that has the ability to deliver on the current and future requirements of the Company, we continue to advance our talent management framework, known as RiSE, which helps us Reach, Identify, Strengthen, and Engage our workforce. In 2024, we introduced our Building Strength program, adding development opportunities for all employees in leadership, communication, team development, and collaboration directly aligned to our Leadership Model. We continued to expand participation in our leadership development programs and have now trained 275 leaders through our “Frontline Leaders Program” and 92 leaders have completed our midlevel leader program, “Amplified Leadership.” We are looking forward to launching our fourth cohort of our Executive Leadership Program in 2025 adding to our growing class of more than 100 leaders who have completed this advanced development program.

At the beginning of 2024, we launched our updated Global Employee Survey with over 90% employee participation, the results of which informed discussions about what is most important to our employees and helped us develop action plans to focus on those priorities. During 2024, we continued our focus on enhancing our programs aimed at ensuring that we provide an inclusive environment where all employees feel valued and respected. We believe through these efforts we can unlock greater potential, provide new opportunities for our employees, and benefit from varying backgrounds and points of view.
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
The businesses of many of our customers are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. In addition, certain of our businesses have seasonal and weather-related fluctuations, particularly within certain of our heating products businesses within our HVAC reportable segment. Historically, many of our key businesses generally have tended to have stronger performance in the second half of the year. See “MD&A - Results of Continuing Operations and Results of Reportable Segments.”
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
On the other hand, declining commodity prices may cause our customers to delay or cancel projects relating to the production of such commodities. Reduced demand for, or increased costs of, our products and services could result in the delay or cancellation of existing or future orders, or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. Reduced demand may also erode average selling prices in the relevant market.
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
In areas where we depend on third-party suppliers and subcontractors for outsourced products, components or services, we are subject to the risk of customer dissatisfaction with the quality or performance of the products or services we sell due to supplier or subcontractor failure. In addition, business difficulties experienced by a third-party supplier or subcontractor can lead to the interruption of our ability to obtain outsourced products or services and ultimately our inability to supply products or services to our customers. Third-party supplier and subcontractor business interruptions can include, but are not limited to, work stoppages, union negotiations and other labor disputes. Prevailing economic conditions could also impact the ability of suppliers and subcontractors to access credit and, thus, impair their ability to provide us quality products or services in a timely manner, or at all.
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

Our recent and future acquisitions involve a number of risks and may present financial, managerial and operational challenges, including:
•Adverse effects on our reported operating results due to charges to earnings, including potential impairment charges associated with goodwill and other intangible assets;
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
In 2024, approximately 83% of our revenues were generated inside the United States. Our reliance on U.S. revenues and U.S. manufacturing bases exposes us to a number of risks, including:
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
•Customs and tariffs may make it difficult or impossible for us to move our products or assets across borders in a cost-effective manner, may increase the price of our products which may lead to lost business, and may increase the cost of our raw materials, including raw materials sourced domestically;
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

Downturns in global economies could negatively impact our results of operations and prospects. In addition, economic instabilities resulting from geopolitical activities, including instabilities associated with armed conflicts, and the imposition of governmental sanctions in response thereto, and any conflict or threat of conflict that may affect Taiwan or any other nations, could negatively impact our results of operations and prospects.
Our non-U.S. revenues and operations expose us to numerous risks that may negatively impact our business.
To the extent we generate revenues outside of the United States, non-U.S. revenues and non-U.S. manufacturing bases expose us to a number of risks, including:
•Customs, tariffs and trade restrictions may make it difficult or impossible for us to move our products or assets across borders in a cost-effective manner, may increase the price of our products which may lead to lost business, and may increase the cost of our raw materials, including raw materials sourced domestically;
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
•Local political, economic and social conditions, including the possibility of hyperinflationary conditions, political instability, and nationalization of private enterprises;
•Unexpected changes relating to currency exchange rates could adversely impact our operations, revenues, operating profit and cash flows;
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

Any of the above factors or other factors affecting social and economic activity in the United Kingdom, Canada, and China or affecting the movement of people and products into and from these countries to our major markets, could have a significant negative effect on our operations.
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
In addition, under recently implemented governmental requirements, we will incur additional costs in complying with climate-related reporting mandates. Under laws enacted in California, we, and other companies doing business in California that exceed requisite financial thresholds, will be subject to extensive climate-related reporting. The reporting requirements of the California laws and related regulations will result in increased compliance costs and could result in regulatory reporting risks. Failure to comply with laws and regulations can have adverse consequences, including civil, administrative, and criminal penalties as well as a negative impact on the Company’s reputation, business, results of operations and cash flows.

Failure to meet evolving expectations for other reporting on sustainability and social responsibility matters could adversely affect our sales and results of operations.
Expectations from investors, customers, team members, certain government agencies and other third parties for reporting on sustainability and social responsibility matters have increased, and our ability to meet those expectations is dependent on a variety of factors, including cooperation from sourcing vendors and other third parties and having access to consistent and reliable data. Negative customer perceptions regarding the safety and sourcing of the products we sell and the sufficiency and transparency of our reporting on such matters and events that give rise to actual, potential, or perceived sustainability, social responsibility and similar concerns could hurt our reputation, result in lost sales, cause our customers to seek alternative sources for their needs and make it difficult and costly for us to regain the confidence of our customers.
Risks Related to Information, Technology and Cybersecurity
If we are unable to protect our information systems and networks against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We are increasingly dependent on cloud-based and other information technology (“IT”) systems and networks, some of which are managed by third parties, to process, transmit, and store electronic information. We depend on such IT infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers. In addition, we rely on these IT systems to record, process, summarize, transmit, and store electronic information, and to manage or support a variety of business processes and activities, including, among other things, our accounting and financial reporting processes; our manufacturing and supply chain processes; our sales and marketing efforts; and the data related to our research and development efforts. The failure of our IT systems or those of our business partners or third-party service providers to perform properly, or difficulties encountered in the development of new systems or the upgrade of existing systems, could disrupt our business and harm our reputation, which may result in decreased sales, increased costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
IT security threats are increasing in frequency and sophistication. We have experienced, and expect to continue to experience, cyber-attacks on our IT systems and networks. Cyber-attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks, and those of our business partners and third-party service providers, and to the confidentiality, availability, and integrity of our data. Despite our implementation of security measures, cybersecurity threats, such as malicious software, ransomware, phishing attacks, computer viruses, and attempts to gain unauthorized access, cannot be completely mitigated and may become more virulent due to further development through the application of artificial intelligence. Our business, reputation, operating results, and financial condition could be materially adversely affected if, as a result of a significant cyber event or otherwise, our operations or industrial processes are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; the performance or security of our cloud-based product offerings is impacted; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.
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
We are highly dependent on our information systems infrastructure to prepare customer quotes, process orders, purchase materials, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain internal controls, produce financial data, and otherwise carry on our businesses in the ordinary course. From time to time we also undertake projects to implement new, or update existing, ERP systems and other applications. While we believe we have the experience, skill and management abilities, as well as access to the necessary experts and consultants, to plan and execute these projects without significant disruption to our businesses, ERP and other application implementations and updates are complex and inherently subject to risks and uncertainty. There is no assurance that the projects will succeed or that failures in the design, programming, software or implementation of these projects will not cause significant disruption to our businesses. Such a disruption could cause project cost overruns, which may be significant, losses in revenue, increases in operating costs, and reduced customer satisfaction, all of which would lead to a decline in profitability over the short term and possibly the long term. In addition, as the Company continues to pursue inorganic growth opportunities through acquisitions, our inability to properly assess the acquired ERP systems and other applications and, where necessary, implement upgrades or replacements, may prevent us from maximizing the value and realizing the synergies of those newly acquired businesses and ensuring the operating effectiveness of our internal control processes.
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
At December 31, 2024, we had six domestic collective bargaining agreements covering approximately 460 of our approximately 4,300 employees. None of these collective bargaining agreements will expire in 2025 or are scheduled for negotiation and renewal. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.
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
Our customers may suffer financial difficulties that make them unable to pay for a project when completed, or they may decide not, or be unable, to pay us, either as a matter of corporate decision-making or in response to changes in local laws and regulations. We cannot assure you that expenses or losses for uncollectible amounts will not have a material adverse effect on our earnings and cash flows.
Currency and interest rate hedging activities may adversely impact our financial performance as a result of changes in relevant interest rates and currency rates.

We use derivative financial instruments in order to reduce the substantial effects of currency and interest rate exposure on our cash flow and financial condition. These instruments may include foreign currency, currency swap agreements and currency option contracts, as well as interest rate swap agreements. We have entered into, and may continue to enter into, these or other hedging arrangements. By utilizing hedging instruments, we may forgo benefits that might result from fluctuations in currency exchange and interest rates. We are also exposed to the risk that counterparties to hedging contracts will default on their obligations. A default by such counterparties in performing their obligations under these hedging instruments could have an adverse effect on us.

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
As indicated in Note 12 to our consolidated financial statements, we regularly have various income tax returns under examination or audit. In connection with these and any future examinations or audits, there is a risk that we could be challenged by tax authorities on certain of the tax positions we have taken, or will take, on our tax returns. Although we believe that current tax laws and regulations support our positions, there can be no assurance that tax authorities will agree with our positions. In the event tax authorities were to challenge one or more of our tax positions, an unfavorable outcome could have a material adverse impact on our financial position, results of operations, and cash flows.
If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangible assets of the respective reporting unit, a material non-cash charge to earnings could result.
At December 31, 2024, we had goodwill and other intangible assets, net, of $1,537.5. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangible assets. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangible assets, we may be required to record a material non-cash charge to earnings.

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
We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees, including a portion of our employees and retirees in foreign countries. As of December 31, 2024, our net liability to these plans was $96.8. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans’ expense, funded status and our required cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans’ expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, see “MD&A - Critical Accounting Estimates” for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.
Our incurrence of additional indebtedness may affect our business and may restrict our operating flexibility.
At December 31, 2024, we had $614.7 in total indebtedness. On that same date, we had $909.0 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facilities of $80.0 and $11.0 reserved for outstanding letters of credit. In addition, at December 31, 2024, we had $8.0 of available issuance capacity under our foreign credit instrument facilities after giving effect to $17.0 reserved for outstanding letters of credit. At December 31, 2024, our cash and equivalents balance was $161.4. See “MD&A - Liquidity and Financial Condition - Borrowings” and Note 13 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities or other debt facilities, or enter into additional agreements that have different or more stringent terms. Increases in the level of our indebtedness relative to our cash balances could:

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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2024, we had the ability to issue up to an additional 3.409 shares as restricted stock units, performance stock units, or stock options under our 2019 Stock Compensation Plan. We also may issue a significant number of additional shares, in connection with acquisitions, through a registration statement, or otherwise. Additional shares issued would have a dilutive effect on our earnings per share.

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
Collaboration, Education, Incident Response and Recovery Planning

Our key security, risk, and compliance personnel meet regularly and, together with our cybersecurity consultants, develop strategies for preserving the confidentiality, integrity and availability of data and our information technology systems and networks. We have established incident response and recovery plans to address potential cybersecurity incidents, including assessing the severity of a cyber incident, which are regularly evaluated for their effectiveness. Management maintains controls and procedures and periodically conducts tabletop exercises that are designed to ensure prompt escalation of material cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board of Directors (our “Board”) in a timely manner. In addition, we regularly educate employees on the importance of maintaining the security of our information technology systems and networks and over handling and protecting customer and employee data, including through regular phishing awareness campaigns, security awareness communications, and recurring privacy and security training.
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

ITEM 2. Properties
The following is a summary of our principal properties as of December 31, 2024:

		No. of	Approximate Square Footage
	Location	Facilities	Owned	Leased
			(in millions)
HVAC reportable segment	11 U.S. states and 3 foreign countries	28	2.3	1.9
Detection and Measurement reportable segment	8 U.S. states and 5 foreign countries	21	0.2	0.5
Corporate	1 U.S. state	1	—	0.1
Total		50	2.5	2.5
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
On May 14, 2024, May 9, 2023, and May 10, 2022, our Board of Directors re-authorized management, in its sole discretion, to repurchase our capital stock in any fiscal year. Under the authorization, we may repurchase shares through open market purchases, privately negotiated transactions or otherwise, and at prices and times and in amounts as we determine, subject to applicable restrictions under our senior credit agreement. Our senior credit agreement permits an unlimited amount of share repurchases if our consolidated leverage ratio (as calculated under the senior credit agreement) is less than 2.75 to 1.00. Otherwise, the senior credit agreement restricts our repurchase of shares if the amount of repurchases in any fiscal year exceeds $100.0 million plus a basket amount based on our cumulative consolidated net income from a specified date.
Pursuant to the 2022 re-authorization, we repurchased 706,827 of our common stock for an aggregate purchase price of $33.7 million during the year ended December 31, 2022.
As of December 31, 2024, the maximum approximate dollar value of our common stock that may be purchased under this authorization during the current fiscal year is $100.0 million. The number of stockholders of record of our common stock as of February 21, 2025 was 2,038.

Company Performance
This graph shows a five-year comparison of cumulative total returns for SPX, the S&P 500 Index, the S&P 1500 Industrials Index, and the S&P 600 Index. The graph assumes an initial investment of $100 on December 31, 2019 and the reinvestment of dividends.

$300
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
SPX Technologies, Inc.
S&P 500
S&P 1500 Industrials
S&P 600

	2019	2020	2021	2022	2023	2024
SPX Technologies, Inc.	$100.00	$107.19	$117.30	$129.03	$198.53	$286.01
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 1500 Industrials	100.00	111.69	136.47	127.69	153.71	179.75
S&P 600	100.00	109.57	137.26	113.35	129.09	137.90

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
Potential Impacts of Geopolitical Conflicts
Ongoing geopolitical conflicts, and governmental actions implemented in response to these conflicts, did not have a significant adverse impact on our operating results during the periods presented. We are monitoring the availability of certain raw materials that are supplied by businesses in the countries impacted by these conflicts. However, at this time, we do not expect the potential impact to be material to our operating results. These conflicts have created additional demand for certain products within our communication technologies business. The longer-term impact of these global events on our business is currently unknown due to the uncertainty around their duration and broader impact.
Supply Chain Disruptions, Labor Shortages, and Cost Increases
The impact of the COVID-19 pandemic on our operating results throughout 2024 and 2023 was minimal. However, during January 2022, there was an increase in pandemic cases at certain of our manufacturing facilities, which resulted in a high-level of absenteeism at such facilities during the month. In addition, since the second half of 2021, certain of our businesses experienced supply chain disruptions, as well as labor shortages, while all of our businesses experienced increases in raw material, component, and transportation costs. The combination of these matters negatively impacted our operating results during the first half of 2022, as we experienced lower absorption of manufacturing costs and, in some cases, the negative impact of cost increases on fixed-price customer contracts. Throughout 2024 and 2023, we experienced more stable labor and supply chain environments and continue to actively manage these matters.
Executive Overview
Revenues for 2024 totaled $1,983.9, compared to $1,741.2 in 2023 (and $1,460.9 in 2022). The increase in revenues during 2024, compared to 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions (each within the HVAC reportable segment) and (ii) organic revenue growth within the HVAC reportable segment. Revenues for 2024, compared to 2023, within our Detection and Measurement reportable segment increased slightly, with foreign currency translation benefits offset by a minor organic revenue decline. The organic revenue growth within the HVAC reportable segment was due primarily to (i) increased volume of cooling products driven by continued strength in demand and higher throughput resulting from expanded production capacity and (ii) execution of a larger-than-typical service project within our cooling business. These increases were partially offset by modest organic revenue declines of heating products due primarily to the unseasonably warm winter conditions prevalent in relevant end markets mainly during the first quarter of 2024. The minor organic revenue decline within the Detection and Measurement reportable segment was primarily driven by lower project volumes within our communication technologies business associated with a larger-than-typical project that executed throughout 2023 and completed in the first quarter of 2024, partially offset by higher project volumes at our aids to navigation business. Project volumes within our Detection and Measurement reportable segment can vary from period to period based on execution timing. The increase in revenues during 2023, compared to 2022, was due primarily to the impact of organic revenue growth within the HVAC and Detection and Measurement reportable segments and, to a lesser extent, the impact of the TAMCO and ASPEQ acquisitions. The organic revenue growth within the HVAC reportable segment was due primarily to increased sales of cooling products associated with both volume and price increases. Organic revenue growth within the Detection and Measurement reportable segment was due primarily to higher volumes of large projects within the communication technologies, transportation and aids to navigation businesses.

For 2024, operating income totaled $308.3, compared to $221.9 in 2023 (and $51.0 in 2022). The increase in operating income in 2024, compared to 2023, was due primarily to (i) higher income from our reportable segments of $107.4, (ii) a charge incurred in 2023 of $9.0 related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment, and (iii) lower corporate expense of $4.8. These impacts were partially offset by (i) increases during the period, compared to 2023, in intangible asset amortization expense of $20.6, (ii) a charge of $8.4 related to a settlement with the seller of ULC Robotics (“ULC”) regarding additional contingent consideration, and (iii) an increase of $2.8 in special charges related to restructuring actions (see Note 8 to our consolidated financial statements for additional details regarding these actions). The increase in income from our reportable segments was primarily due to (i) the revenue growth mentioned above and associated operating leverage, (ii) more favorable project execution and product mix, primarily within the Detection and Measurement reportable segment, and (iii) the impact of continuous improvement initiatives, partially offset by increases in personnel costs, primarily within our HVAC reportable segment, due to annual merit increases and growth-related headcount additions. The increase in intangible asset amortization expense was driven by the acquisitions mentioned above. The increase in operating income in 2023, compared to 2022, was due primarily to (i) higher income for both our HVAC and Detection and Measurement reportable segments of $103.6, (ii) the loss on the Asbestos Portfolio Sale of $73.9 incurred in 2022, and (iii) lower corporate expense of $10.2 primarily related to higher costs incurred on strategic and transformational initiatives executed during 2022, primarily related to the Asbestos Portfolio Sale, as well as expenses incurred in connection with asbestos-related matters during 2022, prior to the Asbestos Portfolio Sale. The impact of these factors was partially offset by increases in (i) employee compensation, including increases in short-term incentive compensation expense, (ii) intangible asset amortization expense of $15.4, (iii) acquisition-related and other integration costs resulting from the acquisitions of TAMCO and ASPEQ, and (iv) a charge of $9.0 related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment. The increase in income for our HVAC reportable segment was primarily due to the organic revenue growth mentioned above and greater absorption of manufacturing costs resulting from higher volumes and more stable labor and supply chain environments, as well as the income associated with the TAMCO and ASPEQ acquisitions. The increase in income for our Detection and Measurement reportable segment was due primarily to the organic revenue growth mentioned above.

Operating cash flows from continuing operations totaled $313.1 in 2024, compared to operating cash flows from continuing operations of $243.8 in 2023 (and operating cash flows used in continuing operations of $115.2 in 2022). The increase in cash flows from operating activities in 2024, compared to 2023, was due primarily to (i) cash inflows resulting from the increase in operating income discussed above, exclusive of non-cash expenses (primarily intangible asset amortization and depreciation expense) incurred during the respective periods, (ii) lower income tax payments of $14.9, primarily resulting from the acceleration of certain acquired tax attributes, and (iii) reductions in the level of raw material and component purchases during the 2024 period due to stabilization of the supply chain environment. These impacts were partially offset by (i) additional interest payments of $17.8 due to higher average debt balances resulting from borrowings associated with the Ingénia, ASPEQ, and TAMCO acquisitions, (ii) $11.9 in additional short-term incentive compensation payments, (iii) a payment, during the first quarter of 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0, and (iv) a payment of $8.4 associated with a settlement for additional contingent consideration to the seller of ULC mentioned above. The increase in cash flows from operating activities in 2023, compared to 2022, was due primarily to (i) the increase in income during the period discussed above, (ii) cash contributed during 2022 to the divested subsidiaries of $138.8 in connection with the Asbestos Portfolio Sale, (iii) a reduction in the level of elevated purchases of raw materials and components during 2023, primarily within our HVAC reportable segment, due to a more stable supply chain environment, (iv) working capital improvements at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (v) net payments for asbestos-related matters made prior to the Asbestos Portfolio Sale in 2022, of $15.3, and (vi) a cash payment of $10.0 during the first half of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier (see Note 11 to our consolidated financial statements for additional details).

Additional details on certain matters noted above as well as significant items impacting the financial results for 2024, 2023, and 2022 are as follows:
2024:
•On February 7, 2024, we completed the acquisition of Ingénia
◦The purchase price for Ingénia was Canadian Dollar (“CAD”) 393.9 (or $292.0 at the time of purchase), net of (i) an adjustment to the purchase price of $2.1 received during 2024 related to acquired working capital and (ii) cash acquired of $1.5.
◦The post-acquisition operating results of Ingénia are included within our HVAC reportable segment.

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
◦During the third quarter of 2024, we renewed, and increased the capacity of, our trade receivables financing agreement for a period of 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.
◦See Note 13 to our consolidated financial statements for additional details.

•Changes in Estimated Fair Value of an Equity Security
◦We recorded a loss of $4.2 within “Other expense, net” related to decreases in the estimated fair value of an equity security that we hold.
◦See Note 17 to our consolidated financial statements for additional details.

•Actuarial Losses on Pension and Postretirement Plans
◦During 2024, we recorded actuarial losses of $2.6 in the fourth quarter in connection with the annual remeasurement of our pension and postretirement plans with such losses resulting primarily from lower than expected returns on plan assets, partially offset by increases in discount rates.
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
◦On May 20, 2024, we entered into a settlement agreement with the seller of ULC to resolve a lawsuit it commenced in August 2022 seeking contingent consideration of $15.0, prejudgment interest on that amount, and attorney’s fees.
◦The settlement agreement required a payment by us to the seller of ULC of $8.4, which was paid during the second quarter of 2024, with a corresponding charge recorded within “Other operating expense, net” within our consolidated statement of operations. We expect this payment to be tax deductible in future periods.

•Resolution of claims with Prime Contractor of the South Africa Power Projects
◦On September 5, 2023, SPX and DBT entered into an agreement with Mitsubishi Heavy Industries Power — ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD) (“MHI”) to affect the negotiated resolution of all claims between the parties with respect to DBT’s involvement in two large power projects in South Africa - Kusile and Medupi (the “Settlement Agreement”).
◦In connection with the Settlement Agreement, DBT made a payment of $25.1 (net of $2.0 received on a related foreign currency forward agreement) during the year ended December 31, 2024.
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

•Incremental Term Loan
◦On April 21, 2023, the prior iteration of the Credit Agreement was amended to provide for an additional senior secured term loan in the aggregate amount of $300.0, which was borrowed during the second quarter of 2023.
◦The funds from the additional term loan (“Incremental Term Loan”) were used to partially fund the acquisition of ASPEQ.
◦See Note 13 to our consolidated financial statements for additional details.

•Resolution of Claims with Prime Contractor of South Africa Power Projects
◦In connection with the Settlement Agreement, the Company incurred a charge, net of tax, of $54.2 during the third quarter of 2023. The charge included the write-off of $15.2 in net amounts due from MHI. Such charge is included in “Loss on disposition of discontinued operations, net of tax” for the year ended December 31, 2023. In addition, DBT made a payment of $25.3 to MHI during the year ended December 31, 2023, in connection to the Settlement Agreement.
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

•Resolution of Dispute with Former Representative
◦During the fourth quarter of 2023, we recorded a charge within “Other operating expense, net” of $9.0 related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment.
◦See Note 15 to our consolidated financial statements for additional details.

2022:
•Transfer of Postretirement Life Insurance Benefit Obligation
◦On February 17, 2022, we transferred a portion of our obligation for life insurance benefits under our postretirement benefit plans to an insurance carrier for cash consideration paid of $10.0.
◦In connection with the transfer, we recorded a net charge of $0.3 to “Other expense, net.”
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

•Changes in Estimated Fair Value of an Equity Security
◦We recorded losses of $3.0 within “Other expense, net” related to decreases in the estimated fair value of an equity security that we hold.
◦See Note 17 to our consolidated financial statements for additional details.

•Asbestos-Related Matters
◦During the third quarter of 2022, we received a ruling from a North Carolina trial court that certain excess insurance carriers associated with our then-existing asbestos product liability matters are not required to cover the costs of defending suits that are dismissed without an indemnity payment.

◦As a result of this ruling, we recorded charges of $21.7 during the third quarter, with $16.5 reflected in “Income from continuing operations before income taxes” and the remainder in “Loss on disposition of discontinued operations, net of tax.”
◦On November 1, 2022, we completed the Asbestos Portfolio Sale. In connection with the sale, we contributed $138.8 to the divested subsidiaries and recorded a loss on sale of $73.9. See Notes 1 and 4 to our consolidated financial statements for additional detail.

•Impairment of Goodwill and Indefinite-Lived Intangible Assets
◦During the fourth quarter of 2022, we performed our annual impairment analyses of our goodwill and indefinite-lived intangible assets. As a result of such analyses, we recorded impairment charges of $13.4, with $12.0 related to goodwill and the remainder to trademarks.
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

The following table provides selected financial information for the years ended December 31, 2024, 2023, and 2022, including the reconciliation of organic revenue increase to net revenue increase:

	Year ended December 31,			2024 vs	2023 vs
	2024	2023	2022	2023%	2022%
Revenues	$1,983.9	$1,741.2	$1,460.9	13.9%	19.2%
Gross profit	799.4	670.0	523.9	19.3	27.9
% of revenues	40.3%	38.5%	35.9%
Selling, general and administrative expense	414.6	394.4	355.7	5.1	10.9
% of revenues	20.9%	22.7%	24.3%
Intangible amortization	64.5	43.9	28.5	46.9	54.0
Impairment of goodwill and intangible assets	—	—	13.4	*	*
Special charges, net	3.6	0.8	0.4	350.0	100.0
Other operating expense, net	8.4	9.0	74.9	*	*
Other expense, net	(9.3)	(10.1)	(15.2)	*	*
Interest expense, net	(43.6)	(25.5)	(7.6)	71.0	235.5
Loss on amendment/refinancing of senior credit agreement	—	—	(1.1)	*	*
Income from continuing operations before income taxes	255.4	186.3	27.1	37.1	587.5
Income tax provision	(53.6)	(41.6)	(7.3)	28.8	469.9
Income from continuing operations	201.8	144.7	19.8	39.5	630.8
Components of consolidated revenue increase:
Organic				6.2	12.2
Foreign currency				—	0.1
Acquisitions				7.7	6.9
Net revenue increase				13.9	19.2
___________________________________________________________________
* Not meaningful for comparison purposes.

Revenues — For 2024, the increase in revenues, compared to 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions (each within the HVAC reportable segment) and (ii) organic revenue growth within the HVAC reportable segment. Revenues for 2024, compared to 2023, within the Detection and Measurement reportable segment increased slightly, with foreign currency translation benefits offset by a minor organic revenue decline. The organic revenue growth within the HVAC reportable segment was due primarily to (i) increased volume of cooling products driven by continued strength in demand and higher throughput resulting from expanded production capacity and (ii) execution of a larger-than-typical service project within our cooling business. These increases were partially offset by modest organic revenue declines of heating products due primarily to the unseasonably warm winter conditions prevalent in relevant end markets mainly during the first quarter of 2024. The minor organic revenue decline within the Detection and Measurement reportable segment was primarily driven by lower project volumes within our communication technologies business associated with a larger-than-typical project that executed throughout 2023 and completed in the first quarter of 2024, partially offset by higher project volumes at our aids to navigation business. Project volumes within our Detection and Measurement reportable segment can vary from period to period based on execution timing.

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

Gross Profit — For 2024, the increase in gross profit and gross profit as a percentage of revenues, compared to 2023, was due primarily to (i) the revenue growth mentioned above and associated operating leverage, (ii) more favorable project execution and product mix, primarily within the Detection and Measurement reportable segment, and (iii) the impact of continuous improvement initiatives, partially offset by increases in personnel costs, primarily within our HVAC reportable segment, due to annual merit increases and growth-related headcount additions.

For 2023, the increase in gross profit and gross profit as a percentage of revenues, compared to 2022, was due primarily to the increase in revenues noted above and greater absorption of manufacturing costs as a result of higher volumes. The higher volumes were aided by improved operational execution resulting from investments in plant automation and more stable labor and supply chain environments, particularly within our HVAC reportable segment. The resulting favorable impact on gross profit as a percentage of revenue was partially offset by less favorable sales mix within our Detection and Measurement reportable segment.

Selling, General and Administrative (“SG&A”) Expense — For 2024, the increase in SG&A expense, compared to 2023, was due primarily to incremental SG&A resulting from (i) the acquisitions of Ingénia, ASPEQ, and TAMCO of $20.7 (including integration costs of $3.3), (ii) increases in personnel costs, primarily within our HVAC reportable segment, due to annual merit increases and growth-related headcount additions, and (iii) $1.6 of additional long-term incentive compensation, partially offset by a reduction in corporate expense of $4.8.

For 2023, the increase in SG&A expense, compared to 2022, was due primarily to (i) higher employee compensation, inclusive of increases in short-term incentive compensation expense, (ii) increases in sales incentive plan expense driven by the higher revenues mentioned above, (iii) acquisition-related costs and incremental SG&A expenses associated with the acquired TAMCO and ASPEQ businesses, and (iv) higher travel expense. These increases were partially offset by (i) lower costs related to various strategic and transformational initiatives during 2023, as 2022 included significant costs on strategic and transformational initiatives related to the Asbestos Portfolio Sale, and (ii) expenses in connection with asbestos-related matters incurred during 2022 prior to the Asbestos Portfolio Sale.

Intangible Amortization — For 2024, the increase in intangible amortization, compared to 2023, was primarily related to incremental amortization associated with (i) backlog from the Ingénia acquisition and (ii) other intangible assets associated with the acquisition of Ingénia and a full year of amortization for the TAMCO and ASPEQ acquisitions.

For 2023, the increase in intangible amortization, compared to 2022, was primarily due to incremental intangible amortization related to backlog and other intangible assets associated with the TAMCO and ASPEQ acquisitions. In addition, 2023 included a full year of amortization related to the ITL acquisition, compared to nine months in the 2022 period.

Impairment of Goodwill and Intangible Assets — During 2022, we recorded impairment charges of $12.9 related to the goodwill and trademarks of ULC and $0.5 related to certain other trademarks. See Note 10 to our consolidated financial statements for additional details.

Special Charges, Net — Special charges, net, relate primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 8 to our consolidated financial statements for the details of actions taken in 2024, 2023, and 2022. The components of special charges, net, are as follows:

	Year ended December 31,
	2024	2023	2022
Employee termination costs	$2.4	$0.8	$0.1
Facility consolidation costs	0.3	—	—
Non-cash asset write-downs	0.9	—	0.3
Total	$3.6	$0.8	$0.4
Other Operating Expense, Net — During 2024, we recorded a charge of $8.4 related to a settlement with the seller of ULC regarding additional contingent consideration. See Note 15 to the consolidated financial statements for additional details.

During 2023, we recorded a charge of $9.0 related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment. See Note 15 to the consolidated financial statements for additional details.

During 2022, and in connection with the Asbestos Portfolio Sale, we recorded a loss of $73.9. Additionally, prior to the Asbestos Portfolio Sale, we recorded charges of $2.3 for asbestos product liability matters, partially offset by a reduction in the fair value/liability associated with the contingent consideration related to the acquisition of Enterprise Control Systems Ltd (“ECS”), which was completed in 2021, of $1.3.

Other Expense, Net — Other expense, net, for 2024 was composed primarily of (i) environmental remediation charges of $6.7, (ii) a loss of $4.2 related to a change in the estimated fair value of an equity security that we hold, and (iii) pension and postretirement expense of $4.5 (including actuarial losses of $2.6), partially offset by gains on disposal of property, plant and equipment of $3.2, income derived from company-owned life insurance (“COLI”) policies of $2.3, and foreign currency transaction gains of $0.8.

Other expense, net, for 2023 was composed primarily of (i) pension and postretirement expense of $12.2 (including actuarial losses of $11.3), (ii) foreign currency transaction losses of $0.9, and (iii) environmental remediation charges of $0.9, partially offset by gains of (i) $3.6 related to a change in the estimated fair value of an equity security that we hold and (ii) $0.4 related to income derived from COLI policies.

Other expense, net, for 2022 was composed primarily of $16.5 of asbestos-related charges incurred prior to the Asbestos Portfolio Sale, a loss of $3.0 related to a change in the estimated fair value of an equity security that we hold, environmental remediation charges of $2.9, and foreign currency transaction losses of $1.1, partially offset by pension and postretirement income (inclusive of net settlement and actuarial gains of $1.5) of $4.4, income of $2.0 derived from COLI policies, and $3.0 of income associated with transition services agreements.

Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during 2024, compared to 2023, was due primarily to higher average debt balances during the 2024 periods, primarily resulting from borrowings associated with the Ingénia, ASPEQ, and TAMCO acquisitions. Refer to Note 13 to the consolidated financial statements for additional details.

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
Income Taxes — During 2024, we recorded an income tax provision of $53.6 on $255.4 of pre-tax income from continuing operations, resulting in an effective rate of 21.0%. The most significant items impacting the income tax provision for 2024 were (i) $11.0 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period and (ii) $0.7 of tax benefits related to changes in our estimate of valuation allowances recognized against certain deferred tax assets, as we now expect to realize these deferred tax assets.

During 2023, we recorded an income tax provision of $41.6 on $186.3 of pre-tax income from continuing operations, resulting in an effective rate of 22.3%. The most significant items impacting the income tax provision for 2023 were (i) $2.3 of tax benefits related to changes in our estimate of valuation allowances recognized against certain deferred tax assets, as we now expect to realize these deferred tax assets, (ii) $1.8 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period, and (iii) $1.1 of tax benefits related to revisions to liabilities for uncertain tax positions.

During 2022, we recorded an income tax provision of $7.3 on $27.1 of pre-tax income from continuing operations, resulting in an effective rate of 26.9%. The most significant item impacting the effective tax rate for 2022 was the $73.9 loss on the Asbestos Portfolio Sale, which generated a tax benefit of only $1.1. In addition, the 2022 effective income tax rate was also impacted by (i) a $4.7 tax benefit related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect to realize these deferred tax assets, primarily due to the Holding Company Reorganization completed in 2022, (ii) $3.0 of tax benefits related to statute expirations and other revisions to liabilities for uncertain tax positions, and (iii) $1.7 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the year.

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

Sale of Transformer Solutions Business
On October 1, 2021, we completed the sale of Transformer Solutions pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021. We transferred all of the outstanding common stock of Transformer Solutions to GE-Prolec Transformers, Inc. (the “Purchaser”) and Prolec GE Internacional, S. de R.L. de C.V. for an aggregate cash purchase price of $645.0 (the “Transaction”). The purchase price was subject to potential adjustment based on Transformer Solutions’ cash, debt and working capital on the date the Transaction was consummated, as well as for specified transaction expenses and other specified items. During 2022, we agreed to the final adjustment of the purchase price which resulted in a payment to the Purchaser of $13.9. We have classified the business as a discontinued operation in our consolidated financial statements for all periods presented. See Notes 1 and 4 to our consolidated financial statements for additional details.

Wind-Down of DBT Business
As the culmination of our strategic shift away from power generation markets, we completed the wind-down of our DBT business during the fourth quarter of 2021. As a result, we are reporting DBT as a discontinued operation in our consolidated financial statements for all periods presented.
As previously disclosed, DBT had asserted claims against the remaining prime contractor on two large projects, MHI, of approximately South African Rand 1,000.0 (or $53.2) and MHI had asserted, or issued letters of intent to claim for, alleged damages against DBT. Although it was reasonably possible that some loss may have been incurred in connection with these claims (which totaled approximately South African Rand 2,815.2 or $149.7), we were unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that had occurred or may have occurred in connection with these claims. Although we had experienced success in enforcing and defending our rights through the dispute resolution process over the past few years (including the matters mentioned below), we had invested, and would have continued to invest, significant management and financial resources to defend and pursue these matters.

On September 5, 2023, DBT and SPX entered into the Settlement Agreement with MHI to resolve all claims between the parties with respect to the two large power projects in South Africa. The Settlement Agreement provides for full and final settlement and mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT's performance on the projects. It also provides that the underlying subcontracts are terminated and all obligations of both parties under the subcontracts have been satisfied in full. In connection with the Settlement Agreement, we incurred a charge, net of tax, of $54.2 during the third quarter of 2023. The charge included the write-off of $15.2 in net amounts due from MHI. Such charge is included in “Loss on disposition of discontinued operations, net of tax” for the year ended December 31, 2023.

Prior to the Settlement Agreement, on February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT against MHI related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, DBT received South African Rand 126.6 (or $8.6 at the time of payment). This ruling was subject to final and binding arbitration in this matter. In March 2023, an arbitration tribunal upheld the decision of the dispute adjudication panel. As a result, the South African Rand 126.6 (or $7.0) was recorded as income during the first quarter of 2023, with such amount recorded within “Loss on disposition of discontinued operations, net of tax.” Additionally, in June 2023, the arbitration tribunal ruled DBT was entitled to recover $1.3 of legal costs incurred related to the arbitration. Such amount received from MHI was recorded to “Loss on disposition of discontinued operations, net of tax” during the year ended December 31, 2023. Additionally, in May 2023, a separate arbitration tribunal ruled DBT was entitled to recover $5.5 of legal costs incurred related to another prior arbitration. Such amount received from MHI was recorded to “Loss on disposition of discontinued operations, net of tax” during the year ended December 31, 2023.

For the years ended December 31, 2024, 2023 and 2022, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2024	2023	2022
Transformer Solutions
Loss from discontinued operations (1)	$—	$—	$(0.6)
Income tax benefit	—	—	0.9
Income from discontinued operations, net	—	—	0.3

DBT
Loss from discontinued operations(2)	(0.6)	(69.0)	(17.3)
Income tax benefit (provision)	(0.1)	15.3	2.1
Loss from discontinued operations, net	(0.7)	(53.7)	(15.2)

All other (3)
Loss from discontinued operations	(0.3)	(1.3)	(6.4)
Income tax benefit (provision)	(0.3)	0.2	1.7
Loss from discontinued operations, net	(0.6)	(1.1)	(4.7)

Total
Loss from discontinued operations	(0.9)	(70.3)	(24.3)
Income tax benefit (provision)	(0.4)	15.5	4.7
Loss from discontinued operations, net	$(1.3)	$(54.8)	$(19.6)
________________________________________________

(1) Loss for the year ended December 31, 2022 resulted primarily from revisions to liabilities retained in connection with the disposition.

(2) Loss for the year ended December 31, 2023 resulted primarily from the charge, and related income tax impacts, recorded in connection with the Settlement Agreement referred to above and legal costs incurred in connection with the various dispute resolution matters. This loss for the year ended December 31, 2023 was partially offset by arbitration awards received, which are discussed above. Loss for the year ended December 31, 2022 resulted primarily from legal costs incurred in connection with various dispute resolution matters prior to the Settlement Agreement.

(3) Loss for the years ended December 31, 2024, 2023, and 2022 resulted primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions and, for the year ended December 31, 2022, asbestos-related charges for businesses previously disposed of.

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

HVAC Reportable Segment

	Year Ended December 31,			2024 vs. 2023%	2023 vs. 2022%
	2024	2023	2022
Revenues	$1,364.7	$1,122.3	$913.8	21.6	22.8
Income	323.9	234.4	135.5	38.2	73.0
% of revenues	23.7%	20.9%	14.8%
Components of revenue increase:
Organic				9.7	12.2
Foreign currency				(0.1)	(0.2)
Acquisitions				12.0	10.8
Net revenue increase				21.6	22.8
Revenues — For 2024, the increase in revenues, compared to 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions and (ii) organic revenue growth. The organic revenue growth was due primarily to (i) increased volume of cooling products driven by continued strength in demand and higher throughput resulting from expanded production capacity and (ii) execution of a larger-than-typical service project within our cooling business. These increases were partially offset by modest organic revenue declines of heating products due primarily to the unseasonably warm winter conditions prevalent in relevant end markets mainly during the first quarter of 2024.

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

Income — For 2024, the increase in income, compared to 2023, was due primarily to the revenue growth mentioned above and associated operating leverage, as well as the impact of continuous improvement initiatives, partially offset by increases in personnel costs due to annual merit increases and growth-related headcount additions.

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
Backlog — The segment had backlog of $436.8 and $306.1 as of December 31, 2024 and 2023, respectively. Backlog associated with the Ingénia acquisition totaled $152.8 as of December 31, 2024. Approximately 88% of the segment’s backlog as of December 31, 2024 is expected to be recognized as revenue during 2025.
Detection and Measurement Reportable Segment

	Year Ended December 31,			2024 vs. 2023%	2023 vs. 2022%
	2024	2023	2022
Revenues	$619.2	$618.9	$547.1	—	13.1
Income	136.7	118.8	114.1	15.1	4.1
% of revenues	22.1%	19.2%	20.9%
Components of revenue increase:
Organic				(0.2)	12.4
Foreign currency				0.2	0.3
Acquisitions				—	0.4
Net revenue increase				—	13.1
Revenues — For 2024, the increase in revenues, compared to 2023, was due primarily to foreign currency translation benefits offset by a minor organic revenue decline. The minor organic revenue decline was primarily driven by lower project volume within our communication technologies business associated with a larger-than-typical project that executed throughout 2023 and completed in the first quarter of 2024, partially offset by higher project volumes at our aids to navigation business. Project volumes within our Detection and Measurement reportable segment can vary from period to period based on execution timing.

For 2023, the increase in revenues, compared to 2022, was due primarily to organic revenue growth and, to a lesser extent, the full year impact of the ITL acquisition. The organic revenue growth was driven primarily by higher volumes of large projects within the communication technologies, transportation, and aids to navigation businesses.

Income — For 2024, the increase in income and margin, compared to 2023, was due primarily to (i) increased volume at our aids to navigation business, (ii) more favorable project execution and product mix within our communications technologies, aids to navigation, and transportation businesses, and (iii) the impact of continuous improvement initiatives. These impacts were partially offset by the reduction in income associated with volume declines from the larger-than-typical project within our communications technologies business mentioned above.

For 2023, the increase in income, compared to 2022, was due primarily to the revenue growth mentioned above. For 2023, the decrease in margin, compared to 2022, was due primarily to a less favorable sales mix associated with our short-cycled businesses and certain of the large projects mentioned above, primarily within our communication technologies business.
Backlog — The segment had backlog of $220.9 and $244.5 as of December 31, 2024 and 2023, respectively. Approximately 58% of the segment’s backlog as of December 31, 2024 is expected to be recognized as revenue during 2025.
Corporate Expense and Other Expense

	Year Ended December 31,			2024 vs. 2023%	2023 vs. 2022%
	2024	2023	2022
Total consolidated revenues	$1,983.9	$1,741.2	$1,460.9	13.9	19.2
Corporate expense	53.6	58.4	68.6	(8.2)	(14.9)
% of revenues	2.7%	3.4%	4.7%
Long-term incentive compensation expense	15.0	13.4	10.9	11.9	22.9

Corporate Expense — Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters in Charlotte, North Carolina. The decrease in corporate expense during 2024, compared to 2023, was due primarily to (i) a reduction of $2.8 in various strategic and acquisition-related costs, largely associated with the acquisitions of ASPEQ and TAMCO acquired in 2023, partially offset by expense incurred for the Ingénia acquisition in 2024 and (ii) a reduction in short-term incentive compensation expense. These declines were partially offset by annual personnel merit increases.

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

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in long-term incentive compensation expense in 2024, compared to 2023, was due primarily to an increase in the fair value of performance based share awards resulting from plan design changes in 2024, which increased the maximum potential payout range from 150% to 200% of target, and the accumulation of awards related to recent changes in certain key management positions.

The increase in long-term incentive compensation expense in 2023, compared to 2022, was due primarily to the impact of forfeitures resulting from various participant resignations during 2022.

See Note 16 to our consolidated financial statements for further details on our long-term incentive compensation plans.

Liquidity and Financial Condition
Cash Flows
Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Continuing operations:
Cash flows from (used in) operating activities	$313.1	$243.8	$(115.2)
Cash flows used in investing activities	(284.5)	(570.2)	(52.2)
Cash flows from (used in) financing activities	53.1	309.6	(39.9)
Cash flows used in discontinued operations	(27.2)	(35.3)	(34.5)
Change in cash and equivalents due to changes in foreign currency exchange rates	2.0	(0.1)	2.9
Net change in cash and equivalents	$56.5	$(52.2)	$(238.9)
2024 Compared to 2023

Operating Activities - The increase in cash flows from operating activities of continuing operations during the year ended December 31, 2024, compared to 2023, was due primarily to (i) cash inflows resulting from the increase in operating income discussed previously, exclusive of non-cash expenses (primarily intangible asset amortization and depreciation expense) incurred during the respective periods, (ii) lower income tax payments of $14.9, primarily resulting from the acceleration of certain acquired tax attributes, and (iii) reductions in the level of raw material and component purchases during the 2024 period due to stabilization of the supply chain environment. These impacts were partially offset by (i) additional interest payments of $17.8 due to higher average debt balances resulting from borrowings associated with the Ingénia, ASPEQ, and TAMCO acquisitions, (ii) $11.9 in additional short-term incentive compensation payments, (iii) a payment, during the first quarter of 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0, and (iv) a payment of $8.4 associated with a settlement for additional contingent consideration to the seller of ULC mentioned previously.

Investing Activities - Cash flows used in investing activities of continuing operations for the year ended December 31, 2024 were comprised of net cash utilized in the acquisition of Ingénia of $292.0 and capital expenditures of $38.0, partially offset by net proceeds from COLI policies of $41.9, inclusive of borrowings of $41.2 against the cash surrender value of these COLI policies (see Note 13 to the consolidated financial statements for additional details) and proceeds of $3.6 received for the sale of property, plant and equipment. Cash flows used in investing activities of continuing operations for the year ended December 31, 2023, were comprised of net cash utilized in the acquisitions of TAMCO and ASPEQ of $547.0 and capital expenditures of $23.9, partially offset by net proceeds from COLI policies of $0.7.

Financing Activities - Cash flows from financing activities of continuing operations for the year ended December 31, 2024 were comprised of (i) net borrowings under the Credit Agreement of $63.0, primarily in connection with the Ingénia acquisition, (ii) net repayments under our trade receivables financing arrangement of $7.0 and other various debt instruments of $1.2, and (iii) fees paid in connection with the August 30, 2024 amendment of our Credit Agreement of $2.6. These net borrowings were partially offset by proceeds from options exercised, net of minimum tax withholdings paid on behalf of employees related to long-term incentive awards, of $0.9. Cash flows from financing activities of continuing operations for the year ended December 31, 2023 were comprised of net borrowings under the Credit Agreement and trade receivables financing arrangement of $296.6 and $16.0, respectively, primarily in connection with the TAMCO and ASPEQ acquisitions. These borrowings were partially offset by minimum tax withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $1.3, and fees paid in connection with the Incremental Term Loan of $1.3. Net repayments under our other various debt instruments totaled $0.4.

Discontinued Operations - Cash flows used in discontinued operations for the year ended December 31, 2024 relate primarily to the final payment under the Settlement Agreement of $25.1 (net of the cash received upon maturation of the related foreign currency forward contracts of $2.0) to MHI and disbursements for liabilities retained in connection with previous dispositions. Cash flows used in discontinued operations for the year ended December 31, 2023 relate primarily to (i) cash payments of $25.3 made by DBT to MHI during the third quarter of 2023 in connection with the Settlement Agreement, and (ii) disbursements of $14.7 for professional fees and support costs incurred principally in connection with the various dispute resolution matters resolved by the Settlement Agreement, partially offset by the recovery of legal costs we were awarded in arbitration proceedings between DBT and MHI of $6.8. Refer to Notes 4 and 15 to the consolidated financial statements for additional details related to the Settlement Agreement.

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates - Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2024 and 2023.

2023 Compared to 2022

Operating Activities - The increase in cash flows from operating activities of continuing operations during the year ended December 31, 2023, compared to 2022, was due primarily to (i) the increase in income during the period discussed previously, (ii) cash contributed during 2022 to the divested subsidiaries of $138.8 in connection with the Asbestos Portfolio Sale, (iii) a reduction in the level of elevated purchases of raw materials and components, primarily within our HVAC reportable segment, during 2023, due to a more stable supply chain environment, (iv) working capital improvements at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (v) net payments for asbestos-related matters made prior to the Asbestos Portfolio Sale in 2022, of $15.3, and (vi) a cash payment of $10.0 during the first half of 2022 in connection with the transfer of a portion of our postretirement life insurance benefit obligation to an insurance carrier (see Note 11 to our consolidated financial statements for additional details).

Investing Activities - Cash flows used in investing activities of continuing operations for the year ended December 31, 2023 were comprised of net cash utilized in the acquisitions of TAMCO and ASPEQ of $547.0 and capital expenditures of $23.9, partially offset by net proceeds from COLI policies of $0.7. Cash flows used in investing activities of continuing operations for the year ended December 31, 2022 were comprised of cash utilized in the acquisition of ITL of $41.8 and capital expenditures of $15.9, partially offset by net proceeds from COLI policies of $3.7 and $1.8 received upon agreement with the sellers on acquired working capital balances associated with the acquisitions of Cincinnati Fan & Ventilator Co., Inc. acquired in 2021 and ITL acquired in 2022.

Financing Activities - Cash flows from financing activities of continuing operations for the year ended December 31, 2023 were comprised of net borrowings under the Credit Agreement and trade receivables financing arrangement of $296.6 and $16.0, respectively, primarily in connection with the TAMCO and ASPEQ acquisitions. These borrowings were partially offset by minimum tax withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $1.3, and fees paid in connection with the Incremental Term Loan of $1.3. Net repayments under our other various debt instruments totaled $0.4. Cash flows used in financing activities of continuing operations for the year ended December 31, 2022 were comprised primarily of repurchases of common stock of $33.7, minimum tax withholdings paid on behalf of employees on net-share settlements of long-term incentive awards, net of proceeds from options exercised, of $3.5, and contingent consideration of $1.3 paid in relation to the acquisition of Sensors & Software, Inc. (“Sensors & Software”), which was acquired in 2020. Additionally, prior to the August 12, 2022 amendment of our Credit Agreement, we made scheduled repayments under our then-existing term loan of $6.3 and in connection with entering the Credit Agreement, we received $245.0 under our new term loan and (i) repaid the remaining balance under the then-existing term loan of $237.4 and (ii) paid fees in connection with the refinancing of $1.9. Net repayments under our various other debt instruments totaled $0.8.

Discontinued Operations - Cash flows used in discontinued operations for the year ended December 31, 2023 relate primarily to (i) cash payments of $25.3 made by DBT to MHI during the third quarter of 2023 in connection with the Settlement Agreement, and (ii) disbursements of $14.7 for professional fees and support costs incurred principally in connection with the various dispute resolution matters resolved by the Settlement Agreement, partially offset by the recovery of legal costs we were awarded in arbitration proceedings between DBT and MHI of $6.8. Refer to Notes 4 and 15 to the consolidated financial statements for additional details related to the Settlement Agreement. Cash flows used in discontinued operations for the year ended December 31, 2022 related primarily to (i) disbursements for professional fees incurred in connection with the claims activities related to the large power projects in South Africa (see Note 15 to the consolidated financial statements for additional details), (ii) disbursements related to asbestos product liability matters made prior to the Asbestos Portfolio Sale, (iii) a payment of $13.9 to the buyer of Transformer Solutions related to the settlement of the final working capital balances for the business, and (iv) disbursements for liabilities retained in connection with dispositions, including fees associated with the sale of Transformer Solutions. These disbursements were partially offset by proceeds from stock options exercised of $1.0.

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates - Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2023 and 2022.

Borrowings
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2024:

	December 31, 2023	Borrowings	Repayments	Other (5)	December 31, 2024
Revolving loans (1)	$—	$384.8	$(304.8)	$—	$80.0
Term loans (2)	539.9	—	(17.0)	0.5	523.4
Trade receivables financing arrangement (3)	16.0	272.0	(279.0)	—	9.0
Other indebtedness (4)	2.4	0.1	(1.3)	1.1	2.3
Total debt	558.3	$656.9	$(602.1)	$1.6	614.7
Less: short-term debt	17.9				10.1
Less: current maturities of long-term debt	17.3				27.6
Total long-term debt	$523.1				$577.0
_____________________________________________________________

(1)The revolving loan facility extends through August 2027 under the terms of the Credit Agreement and is primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and was utilized as the primary funding mechanism for the Ingénia acquisition.

(2)The term loans are repayable in quarterly installments equal to 1.25% of the initial term loan balances of $545.0, in all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.2 and $1.7 at December 31, 2024 and December 31, 2023, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At December 31, 2024, we had $61.7 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $9.0.
(4)Primarily includes balances under a purchase card program of $1.1 and $1.9 and finance lease obligations of $1.2 and $0.5 at December 31, 2024 and December 31, 2023, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the impact of amortization of debt issuance costs associated with the term loans.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2024 are $27.6, $27.7, $550.3, $0.2, and $0.1, respectively.
Senior Credit Facilities
On August 30, 2024, we entered into the Credit Agreement pursuant to the Second Amendment to the Amended and Restated Credit Agreement and Incremental Facility Activation Notice (the “Second Amendment”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”), the lenders party thereto, and certain domestic subsidiaries of the Company, as guarantors, which amended our prior Amended and Restated Credit Agreement, dated as of August 12, 2022 with the lenders party thereto, Deutsche Bank AG, as foreign trade facility agent, and the Administrative Agent.

The Second Amendment increases the aggregate revolving credit commitments under the Credit Agreement from $500.0 to $1,000.0 and makes certain conforming changes and other amendments to the Credit Agreement. We expect to utilize the increased revolving credit capacity to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes. In connection with the Second Amendment, we capitalized $2.6 of debt issuance costs within “Other assets” on the consolidated balance sheet as of December 31, 2024.

On April 21, 2023, we entered into an Incremental Facility Activation Notice with Bank of America, N.A., as administrative agent, and the lenders party thereto, which amended the Amended and Restated Credit Agreement, dated as of August 12, 2022, among the Company, the lenders party thereto, Deutsche Bank AG, as foreign trade facility agent, and the Administrative Agent (“Incremental Amendment”).

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

The credit facilities (the “Senior Credit Facilities”) under the Credit Agreement consist of the following at December 31, 2024 (each with a final maturity of August 12, 2027):

•Term loan facilities with original aggregate principal amounts of $545.0 ($245.0 and $300.0 related to our original term loan and the Incremental Term Loan, respectively);

•A multicurrency revolving credit facility, available for loans and letters of credit in Dollars, Euro, Sterling and other currencies, in an aggregate principal amount up to the equivalent of $1,000.0 (with sub-limits equal to the equivalents of $200.0 for financial letters of credit, $50.0 for non-financial letters of credit, and $150.0 for non-U.S. exposure); and

•A bilateral foreign credit instrument facility, available for performance letters of credit and bank undertakings, in an aggregate principal amount in various currencies up to the equivalent of $25.0.
At December 31, 2024, we had $909.0 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facilities of $80.0 and $11.0 reserved for outstanding letters of credit. In addition, at December 31, 2024, we had $8.0 of available issuance capacity under our foreign credit instrument facilities after giving effect to $17.0 reserved for outstanding letters of credit.
At December 31, 2024, we were in compliance with all covenants of our Credit Agreement.
Refer to Note 13 to the consolidated financial statements for additional details of the Credit Agreement, including details of covenants, applicable interest rate margins and fees.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2024 and 2023, the participating businesses had $1.1 and $1.9, respectively, outstanding under this arrangement.
We are party to a trade receivables financing agreement, which is renewed annually for twelve months during the third quarter, whereby we can borrow, on a continuous basis, up to $100.0. Availability of funds may fluctuate over time given, among other things, changes in eligible receivable balances, but will not exceed the $100.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.
In addition, we maintain an uncommitted line of credit facility in China which is available to fund operations in this region, when necessary, at the discretion of the lender. At December 31, 2024, the aggregate amount of borrowing capacity under this facility was $10.0, while there were no borrowings outstanding.
Company-owned Life Insurance
The Company has investments in COLI policies, which are recorded at their cash surrender value at each balance sheet date. Changes to the cash surrender value at each balance sheet date are recorded as a gain or loss within “Other expense, net” within the consolidated statements of operations. The Company has the ability to borrow against a portion of its investments in the COLI policies as an additional source of liquidity. During 2024, the Company borrowed $41.2 against the cash surrender value of these COLI policies, after which minimal capacity to borrow against the policies remains. Such borrowings were primarily used to pay down amounts payable under the revolving credit facility. The amounts borrowed incur interest at a weighted-average rate of 5.3%. See Note 1 to the consolidated financial statements for additional details of the COLI policies.
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

Our derivative financial assets and liabilities include interest rate swap agreements and forward contracts to manage exposure on contracts with forecasted transactions denominated in non-functional currencies which manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”) that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into FX forward contracts and interest rate swap agreements, we consider the markets for our fair value instruments active.

As of December 31, 2024, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our Senior Credit Facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.
Interest Rate Swaps
In 2020, we entered into interest swap agreements (“Initial Swaps”) that covered the period through November 2024, and effectively converted borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. In September 2024, commensurate with the Second Amendment, we entered into additional interest rate swap agreements (“Additional Swaps”). The Additional Swaps have a notional amount of $524.6, cover the period from December 2024 to June 2026, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 3.58%, plus the applicable margin. We have designated, and are accounting for, our Additional Swaps (and, prior to their maturity, accounted for the Initial Swaps) as cash flow hedges.
As of December 31, 2024 and 2023, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $2.6 and $5.7, respectively. In addition, as of December 31, 2024 and 2023, the fair value of our interest rate swap agreements was $3.4 (with $2.7 recorded as a current asset and $0.7 as a non-current asset) and $7.5 recorded as a current asset, respectively. Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense when the forecasted transaction impacts earnings.
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

From time to time, we enter into FX forward contracts. Certain of our FX forward contracts are designated as cash flow hedges. Changes in these derivatives’ fair value are included in AOCI and are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded into earnings in the period in which the transaction is no longer considered probable of occurring.

We had FX forward contracts with an aggregate notional amount of $22.9 and $9.4 outstanding as of December 31, 2024 and 2023, respectively, with all of the $22.9 scheduled to mature within one year. There were no unrealized gains/losses recorded in AOCI related to the FX forward contracts designated as cash flow hedges as of December 31, 2024 and 2023. The fair value of our FX forward contracts was less than $0.1 at December 31, 2024 and 2023.
In addition to the above, we entered FX forward contracts associated with the Settlement Agreement to mitigate our exposure to fluctuations in the South African Rand, with a notional amount of South African Rand 480.9 (or $24.9 at the time of execution) and a fair value of $1.3, which was included within “Assets of DBT and Heat Transfer” on the consolidated balance sheet as of December 31, 2023. We designated and accounted for these FX forward contracts as fair value hedges. These FX forward contracts matured during the third quarter of 2024 commensurate with the final payment under the Settlement Agreement, resulting in cash received of $2.0 presented within “Net cash used in discontinued operations” within the consolidated statement of cash flows for the year ended December 31, 2024. Refer to Note 4 to the consolidated financial statements for additional details.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, COLI policies, interest rate swaps, and FX forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

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
Cash and Other Commitments
Balances under the Credit Agreement are payable in full on August 12, 2027. Our term loans are repayable in quarterly installments equal to 1.25% of the initial term loan balances of $545.0, in all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balance is payable in full on August 12, 2027.
We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2024, we had $62.9 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
Capital expenditures for 2024 totaled $38.0, compared to $23.9 and $15.9 in 2023 and 2022, respectively. Capital expenditures in 2024 related primarily to upgrades to existing, and expansion into new, manufacturing facilities, including replacement of equipment. We expect 2025 capital expenditures to approximate $35.0 to $50.0, with a significant portion related to upgrades to existing, and expansion into new, manufacturing facilities.
In 2024, we made contributions and direct benefit payments of $11.1 to our defined benefit pension and postretirement benefit plans. We expect to make $11.6 of minimum required funding contributions and direct benefit payments in 2025. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our pension fund assets had returns of approximately 0.0% in 2024. See Note 11 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, both from continuing and discontinued operations, net income tax payments totaled $43.5, $58.4, and $59.6 in 2024, 2023, and 2022, respectively. In 2024, we made payments of $47.0 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $3.5. The amount of income taxes that we receive or pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year-to-year.
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
Off-Balance Sheet Arrangements
As of December 31, 2024, except as discussed in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $18.1 of certain standby letters of credit outstanding, all of which relate to self-insurance or environmental matters and $11.0 of which reduce the available borrowing capacity on our domestic revolving credit facility, (ii) $17.0 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities, and (iii) $79.6 of surety bonds.

Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2024:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Long-term debt obligations	$605.9	$27.6	$578.0	$0.3	$—
Pension and postretirement benefit plan contributions and payments(1)	184.6	11.6	32.3	29.2	111.5
Purchase and other contractual obligations(2)	140.0	129.7	10.2	0.1	—
Future minimum operating lease payments(3)	62.9	13.2	23.1	19.2	7.4
Interest payments(4)	93.9	36.7	57.2	—	—
Total contractual cash obligations(5)	$1,087.3	$218.8	$700.8	$48.8	$118.9
____________________________
(1)Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), and health care cost trend rates. The expected pension contributions for the U.S. plans in 2025 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 11 to our consolidated financial statements for additional information on expected future contributions and benefit payments.
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
Acquisition Accounting

From time to time, we may make acquisitions that do not significantly impact our financial position or operations. These acquisitions primarily complement our existing business operations or strategic initiatives with no significant impact to our financial outlook and end markets, or requiring a significant investment of resources. Such acquisitions are not separately identified within this report on Form 10-K. We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. The acquired assets and liabilities are recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change upon completion of the acquisition method of accounting. Final determination of the fair value of certain assets and liabilities are completed within the measurement period of up to one year from the acquisition date, as permitted under GAAP.

These fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to be materially adjusted from original estimates in subsequent periods. The significant judgments include (i) the estimation of future cash flows, which are dependent on forecasts, (ii) the estimation of a long-term rate of growth, (iii) the estimation of the useful life of the assets, and (iv) the determination of a risk-adjusted weighted-average cost of capital. When appropriate, our estimates of the acquired fair values include assistance from an independent third-party.

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
Impairment of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but instead are subject to annual impairment testing. We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred that indicates the carrying value may exceed the implied fair value. We monitor the results of each of our reporting units as a means of identifying trends and/or matters that may impact their financial results and, thus, be an indicator of a potential impairment. The trends and/or matters that we specifically monitor for each of our reporting units are as follows:

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
As indicated in Note 10 to the consolidated financial statements, in connection with our annual impairment analyses of ULC’s goodwill and indefinite-lived intangibles during the fourth quarter of 2022, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business. As a result, we recorded an impairment charge of $12.9 ($12.0 related to goodwill, which represented all of ULC’s goodwill prior to impairment, and $0.9 related to trademarks) during the fourth quarter of 2022.
During the fourth quarter of 2024, we performed our analyses on the goodwill of our reporting units. The fair value of the assets related to the Ingénia acquisition approximate their carrying value. If Ingénia is unable to achieve its current financial forecast or there is a change in assumptions used in Ingénia’s analysis (e.g. project revenues and profit growth rates, discount rates, industry price multiples, etc.), we may be required to record an impairment charge in a future period related to its goodwill. As of December 31, 2024, Ingénia’s goodwill totaled $133.6.

We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions. The basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year. In connection with the annual impairment testing of our trademarks during the fourth quarters of 2024, 2023, and 2022, we recorded impairment charges of $0.0, $0.0, and $1.4 (including $0.9 related to ULC as noted above), respectively. In connection with the 2024 annual trademark impairment analyses, we determined that the implied value of ASPEQ’s trademarks approximated their carrying value. If ASPEQ is unable to achieve its current revenue forecast, or there is a change in assumptions used in ASPEQ’s analysis (e.g., projected revenues and discount rates, etc.), we may be required to record an impairment charge in a future period related to its trademarks. As of December 31, 2024, ASPEQ’s trademarks totaled $51.5.
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
Our recorded liabilities related to these matters, primarily associated with environmental matters, totaled $39.9 and $37.9 at December 31, 2024 and 2023, respectively. Of these amounts, $32.0 and $29.4 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2024 and 2023, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations in future periods.
Claim for Contingent Consideration Related to ULC Acquisition
In connection with our acquisition of ULC in September 2020, the seller of ULC was eligible for additional cash consideration of up to $45.0 under an earn-out provision. During the third quarter of 2021, we concluded that none of the milestones for the payment of any of the contingent consideration were achieved.
On May 20, 2024, we entered into a settlement agreement with the seller of ULC to resolve a lawsuit that commenced in August 2022 seeking contingent consideration of $15.0, prejudgment interest on that amount, and attorney's fees. The settlement agreement required a payment by us to the seller of ULC of $8.4, which was paid during the second quarter of 2024, with a corresponding charge recorded within “Other operating expense, net” within the consolidated statement of operations for the year ended December 31, 2024. We expect this payment to be tax deductible in future periods.

Resolution of Dispute with Former Representative

On January 18, 2024, a jury ruled that one of our businesses within the Detection and Measurement reportable segment had breached its contract and implied duties of good faith and fair dealing in connection with an agreement entered into with a former representative. On January 26, 2024, we negotiated a settlement requiring a payment to the former representative of $9.0 to resolve all claims related to the matter. This amount was recorded to “Other operating expense, net” within the consolidated statement of operations for the year ended December 31, 2023 and paid during the first quarter of 2024.

Asbestos Matters

As indicated in Note 1 to our consolidated financial statements, we completed the Asbestos Portfolio Sale on November 1, 2022, which resulted in the divestiture of three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets. As a result of this transaction, all asbestos obligations and liabilities and related insurance assets have been removed from our consolidated balance sheets effective November 12, 2022. During the year ended December 31, 2022, our payments for asbestos-related claims, net of respective insurance recoveries of $31.6, were $20.1.

During the year ended December 31, 2022, we recorded charges of $24.2 as a result of changes in estimates associated with the liabilities and assets related to asbestos-related claims. Of these charges, $18.8 were reflected in “Income from continuing operations before income taxes” and $5.4 were reflected in “Loss on disposition of discontinued operations, net of tax.”

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

Prior to the Settlement Agreement, DBT had experienced success in enforcing its rights through dispute resolution processes, including a favorable arbitration ruling during the first quarter of 2023 related to awards for costs incurred in connection with delays on the Kusile project of South African Rand 126.6 (or $7.0) with such amount recorded to “Loss on disposition of discontinued operations, net of tax” during the first quarter of 2023. Further, in June 2023, the arbitration tribunal ruled DBT was entitled to recover $1.3 of legal costs incurred related to the arbitration. Additionally, in May 2023, a separate arbitration tribunal ruled DBT was entitled to recover $5.5 of legal costs incurred related to another prior arbitration. Such amounts were recorded within “Loss on disposition of discontinued operations, net of tax” during the second quarter of 2023 with the cash payments received in 2023.

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT’s subcontractors that is currently in liquidation. The subcontractor or liquidator maintain rights to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our consolidated statements of operations.
Environmental Matters
We believe that we are in substantial compliance with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third-party waste disposal sites. It is our policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses or expenses probable and they can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, changes in our allocation of shared remediation costs, or alteration to the expected remediation plans. We expense costs incurred to investigate and remediate environmental issues unless they extend the economic useful lives of related assets. We record liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals, we do not discount our environmental accruals and do not reduce them by anticipated insurance, litigation or other recoveries. We take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.
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

Most of our businesses recognize revenue at a point in time as satisfaction of the related performance obligations occur at the time of shipment or delivery, while certain of our businesses recognize revenue and costs for certain complex long-term and subscription or service contracts over-time.

The revenue for these complex long-term contracts is recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such a contract at completion. The revenue for subscription or service contracts are typically recorded based on the period of subscription delivered or service progress made. In 2024, 2023, and 2022 we recognized $213.4, $173.2 and $167.8, respectively, of revenues under such methods. We record any provision for estimated losses on uncompleted contracts in the period which the losses are determined.

Our complex long-term contracts may include unapproved change orders and claims. We include in our contract estimates additional revenue for unapproved change orders or claims when we believe we have an enforceable right to the unapproved change order or claim and the amount can be reliably estimated. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs, and the objective evidence available to support the claim. These estimates are also based on historical award experience. Due to uncertainties inherent in the estimation process, it is reasonably possible that the ultimate revenues and completion costs on our complex long-term contracts, including those arising from contract penalty provisions and final contract settlements, will be revised during the duration of the contract. These revised revenues and costs are recognized in the period in which the revisions are determined.
Our estimation process for determining revenues and costs for our complex long-term contracts is based upon (i) our historical experience, (ii) the professional judgment and knowledge of our engineers, project managers, operations, and financial professionals, and (iii) an assessment of the key underlying factors (see below).
As our complex long-term contracts generally range from six to eighteen months in duration, we typically reassess the estimated revenues and costs of these contracts on a quarterly basis, but may reassess more often as situations warrant. We record changes in estimates of revenues and costs when identified using the cumulative catch-up method.
We believe the underlying factors used to estimate our complex long-term contracts costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit; however, due to the length of time over which revenues are generated and costs are incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant. Factors that may affect revenue and costs relating to complex long-term contracts include, but are not limited to, the following:

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
The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would have increased our 2024 pension expense by approximately $7.0, and a 50 basis point increase in the discount rate would have decreased our 2024 pension expense by approximately $6.6.
The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities and costs. The healthcare cost trend rate for 2024, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 6.5%. This rate is assumed to decrease to 5.0% by 2031 and then remain at that level.
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
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage certain of these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the South African Rand, British Pound Sterling, Canadian Dollar, and Euro. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel and oil. See Note 14 to our consolidated financial statements for further details.
The following table provides information, as of December 31, 2024, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2025	2026	2027	2028	Thereafter	Total	Fair Value
Senior Credit Facilities	$27.3	$27.3	$550.0	$—	$—	$604.6	$604.6
Average interest rate						5.8%
In 2020, we entered into the Initial Swaps, which covered the period through November 2024, and effectively converted borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. In September 2024, commensurate with the Second Amendment, we entered into the Additional Swaps, which have a notional amount of $524.6, cover the period from December 2024 to June 2026, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 3.58%, plus the applicable margin. We have designated, and are accounting for, our Additional Swaps (and, prior to their maturity, accounted for the Initial Swaps) as cash flow hedges.
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations.
From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies which manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. We had FX forward contracts with an aggregate notional amount of $22.9 at December 31, 2024, all of which are scheduled to mature within one year. The fair value of our FX forward contracts was less than $0.1 at December 31, 2024.

ITEM 8. Financial Statements And Supplementary Data

SPX Technologies, Inc. and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2024
All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SPX Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SPX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, 2023, and 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, 2023, and 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Acquisitions – Ingénia Technologies Inc. – Valuation of Property, Plant, and Equipment, Technology, Customer Relationships, Trademarks, and Customer Backlog Assets— Refer to Notes 1, 4, and 10 to the financial statements

Critical Audit Matter Description
The assets acquired and liabilities assumed in the Ingénia Technologies Inc. (“Ingénia”) transaction have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations. Of the total assets acquired and liabilities assumed, the Company acquired $73.6 of property, plant, and equipment, which was primarily made up of real and personal property, and $97.9 of intangible assets, including technology of $46.7, customer relationships of $23.5, trademarks of $13.9, and customer backlog of $13.8.

We identified the valuation of the aforementioned real and personal property and intangible assets for the Ingénia acquisition as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of the valuation methodologies applied to the real and personal property and intangible assets acquired, as well as when performing audit procedures to evaluate the reasonableness of management's forecast of future revenue growth rates and profit margins and the selection of the discount rate for the customer relationships, trademarks, and technology intangible assets, the selection of the royalty rate for the trademarks and technology intangible assets, and the estimated replacement costs of the real and personal property acquired.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the real and personal property and intangible assets acquired as part of the Ingénia acquisition included the following, among others:
•We tested the design and operating effectiveness of controls over management’s purchase price allocation procedures, including controls over the assumptions used in the cost and income approach for Real and Personal Property and Intangible Assets, respectively, and reviewing the work of management's third-party specialists.

•With the assistance of our fair value specialists, and in respect to the Real and Personal Property acquired, we evaluated the reasonableness of the valuation methodology and the cost to replace or reproduce comparable assets and developed a range of independent estimates and compared to those used by management.

•We evaluated management’s ability to accurately forecast projected revenue growth rates and profit margins by comparing actual results to management’s acquisition date forecasts used in the income approach for Intangible Assets.

•We evaluated the reasonableness of management’s forecasts used in the income approach for Intangible Assets by comparing the forecasts to:
–Historical results
–Third-party economic research, industry performance, and peer company performance.

•With the assistance of our fair value specialists, and in respect to the Intangible Assets acquired, we evaluated the reasonableness of the valuation methodology, the discount rates, and the royalty rates by performing certain procedures, that included:
–Testing the source information underlying the determination of the discount rate and royalty rate and the mathematical accuracy of the calculation
–Developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina

February 25, 2025

We have served as the Company’s auditor since 2002.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenues	$1,983.9	$1,741.2	$1,460.9
Costs and expenses:
Cost of products sold	1,184.5	1,071.2	937.0
Selling, general and administrative	414.6	394.4	355.7
Intangible amortization	64.5	43.9	28.5
Impairment of goodwill and intangible assets	—	—	13.4
Special charges, net	3.6	0.8	0.4
Other operating expense, net	8.4	9.0	74.9
Operating income	308.3	221.9	51.0

Other expense, net	(9.3)	(10.1)	(15.2)
Interest expense	(45.7)	(27.2)	(9.3)
Interest income	2.1	1.7	1.7
Loss on amendment/refinancing of senior credit agreement	—	—	(1.1)
Income from continuing operations before income taxes	255.4	186.3	27.1
Income tax provision	(53.6)	(41.6)	(7.3)
Income from continuing operations	201.8	144.7	19.8

Income (loss) from discontinued operations, net of tax	—	—	—
Loss on disposition of discontinued operations, net of tax	(1.3)	(54.8)	(19.6)
Loss from discontinued operations, net of tax	(1.3)	(54.8)	(19.6)

Net income	$200.5	$89.9	$0.2

Basic income per share of common stock:
Income from continuing operations	$4.37	$3.18	$0.44
Loss from discontinued operations	(0.03)	(1.21)	(0.44)
Net income per share	$4.34	$1.97	$—
Weighted-average number of common shares outstanding — basic	46.187	45.545	45.345

Diluted income per share of common stock:
Income from continuing operations	$4.29	$3.10	$0.43
Loss from discontinued operations	(0.03)	(1.17)	(0.43)
Net income per share	$4.26	$1.93	$—
Weighted-average number of common shares outstanding — diluted	47.078	46.612	46.221
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2024	2023	2022
Net income	$200.5	$89.9	$0.2
Other comprehensive income (loss), net:
Pension and postretirement liability adjustment, net of tax benefit of $0.8, $0.9, and $1.0 in 2024, 2023 and 2022, respectively	(2.3)	(3.0)	(3.3)
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $1.1, $1.9, and $(3.6) in 2024, 2023 and 2022, respectively	(3.1)	(5.3)	10.5
Foreign currency translation adjustments	(32.1)	11.9	(13.6)
Other comprehensive income (loss), net	(37.5)	3.6	(6.4)
Total comprehensive income (loss)	$163.0	$93.5	$(6.2)
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and equivalents	$156.9	$99.4
Accounts receivable, net	313.6	279.8
Contract assets	11.3	16.6
Inventories, net	271.0	276.7
Other current assets	31.5	37.1
Total current assets	784.3	709.6
Property, plant and equipment:
Land	23.5	17.9
Buildings and leasehold improvements	113.3	73.4
Machinery and equipment	308.1	264.4
	444.9	355.7
Accumulated depreciation	(226.9)	(215.2)
Property, plant and equipment, net	218.0	140.5
Goodwill	834.5	704.8
Intangibles, net	703.0	680.8
Other assets	164.1	188.9
Deferred income taxes	2.4	4.0
Assets of DBT and Heat Transfer (includes cash and equivalents of $4.5 and $5.5 at December 31, 2024 and 2023, respectively) (Note 4)	8.2	11.1
TOTAL ASSETS	$2,714.5	$2,439.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128.1	$118.7
Contract liabilities	62.3	73.5
Accrued expenses	170.8	168.5
Income taxes payable	19.4	5.3
Short-term debt	10.1	17.9
Current maturities of long-term debt	27.6	17.3
Total current liabilities	418.3	401.2
Long-term debt	577.0	523.1
Deferred and other income taxes	97.8	77.0
Other long-term liabilities	224.2	204.1
Liabilities of DBT and Heat Transfer (Note 4)	12.8	39.7
Total long-term liabilities	911.8	843.9
Commitments and contingent liabilities (Note 15)
Stockholders' equity:
Common stock (54,196,620 and 46,368,240 issued and outstanding at December 31, 2024, respectively, and 53,618,720 and 45,674,572 issued and outstanding at December 31, 2023, respectively)	0.5	0.5
Paid-in capital	1,373.5	1,353.6
Retained earnings	238.8	38.3
Accumulated other comprehensive income	223.6	261.1
Common stock in treasury (7,828,380 and 7,944,148 shares at December 31, 2024 and 2023, respectively)	(452.0)	(458.9)
Total stockholders' equity	1,384.4	1,194.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,714.5	$2,439.7
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions)

	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders' Equity
Balance at December 31, 2021	$0.5	$1,334.2	$(51.8)	$263.9	$(443.9)	$1,102.9
Net income	—	—	0.2	—	—	0.2
Other comprehensive loss, net	—	—	—	(6.4)	—	(6.4)
Incentive plan activity	—	12.6	—	—	—	12.6
Long-term incentive compensation expense	—	10.9	—	—	—	10.9
Restricted stock unit vesting	—	(19.4)	—	—	12.1	(7.3)
Common stock repurchases	—	—	—	—	(33.7)	(33.7)
Balance at December 31, 2022	0.5	1,338.3	(51.6)	257.5	(465.5)	1,079.2
Net income	—	—	89.9	—	—	89.9
Other comprehensive income, net	—	—	—	3.6	—	3.6
Incentive plan activity	—	13.8	—	—	—	13.8
Long-term incentive compensation expense	—	13.4	—	—	—	13.4
Restricted stock unit vesting	—	(11.9)	—	—	6.6	(5.3)
Balance at December 31, 2023	0.5	1,353.6	38.3	261.1	(458.9)	1,194.6
Net income	—	—	200.5	—	—	200.5
Other comprehensive loss, net	—	—	—	(37.5)	—	(37.5)
Incentive plan activity	—	21.1	—	—	—	21.1
Long-term incentive compensation expense	—	15.0	—	—	—	15.0
Restricted stock unit vesting	—	(16.2)	—	—	6.9	(9.3)
Balance at December 31, 2024	$0.5	$1,373.5	$238.8	$223.6	$(452.0)	$1,384.4
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2024	2023	2022
Cash flows from (used in) operating activities:
Net income	$200.5	$89.9	$0.2
Less: Loss from discontinued operations, net of tax	(1.3)	(54.8)	(19.6)
Income from continuing operations	201.8	144.7	19.8
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities
Loss on divestiture of asbestos-related assets and liabilities	—	—	73.9
Special charges, net	3.6	0.8	0.4
(Gain) loss on change in fair value of equity security	4.2	(3.6)	3.0
Loss on amendment/refinancing of senior credit agreement	—	—	1.1
Impairment of goodwill and intangible assets	—	—	13.4
Deferred and other income taxes	(15.1)	(25.2)	(21.4)
Depreciation and amortization	91.6	63.2	46.4
Pension and other employee benefits	15.4	22.0	3.4
Long-term incentive compensation	15.0	13.4	10.9
Other, net	(8.7)	(5.9)	0.5
Contribution to divest asbestos-related assets and liabilities	—	—	(138.8)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	2.1	30.6	(0.3)
Inventories	9.1	(3.1)	(53.4)
Accounts payable, accrued expenses and other	(4.3)	7.0	(73.7)
Cash spending on restructuring actions	(1.6)	(0.1)	(0.4)
Net cash from (used in) continuing operations	313.1	243.8	(115.2)
Net cash used in discontinued operations	(27.2)	(35.3)	(21.6)
Net cash from (used in) operating activities	285.9	208.5	(136.8)
Cash flows from (used in) investing activities:
Proceeds/borrowings related to company-owned life insurance policies, net	41.9	0.7	3.7
Proceeds from asset sales and other, net	3.6	—	—
Business acquisitions, net of cash acquired	(292.0)	(547.0)	(40.0)
Capital expenditures	(38.0)	(23.9)	(15.9)
Net cash used in continuing operations	(284.5)	(570.2)	(52.2)
Net cash used in discontinued operations	—	—	(13.9)
Net cash used in investing activities	(284.5)	(570.2)	(66.1)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	384.8	869.1	245.0
Repayments under senior credit facilities	(321.8)	(572.5)	(243.7)
Borrowings under trade receivables agreement	272.0	178.0	—
Repayments under trade receivables agreement	(279.0)	(162.0)	—
Net repayments under other financing arrangements	(1.2)	(0.4)	(0.8)
Payment of contingent consideration	—	—	(1.3)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	0.9	(1.3)	(3.5)
Repurchases of common stock	—	—	(33.7)
Financing fees paid	(2.6)	(1.3)	(1.9)
Net cash from (used in) continuing operations	53.1	309.6	(39.9)
Net cash from discontinued operations	—	—	1.0
Net cash from (used in) financing activities	53.1	309.6	(38.9)

Change in cash and equivalents due to changes in foreign currency exchange rates	2.0	(0.1)	2.9
Net change in cash and equivalents	56.5	(52.2)	(238.9)
Consolidated cash and equivalents, beginning of period	104.9	157.1	396.0
Consolidated cash and equivalents, end of period	$161.4	$104.9	$157.1

Supplemental disclosure of cash flow information:
Interest paid	$43.4	$25.6	$6.5
Income tax payments, net	$43.5	$58.4	$59.6
Non-cash investing and financing activity:
Debt assumed	$1.1	$0.3	$—

	Year ended December 31,
	2024	2023	2022
Components of cash and equivalents:
Cash and equivalents	$156.9	$99.4	$147.8
Cash and equivalents included in assets of DBT and Heat Transfer	4.5	5.5	9.3
Total cash and equivalents	$161.4	$104.9	$157.1

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2024
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
Shift Away from the Power Generation Markets — Based on a review of our portfolio of businesses, and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided in 2015 that our strategic focus would be on our (i) scalable growth businesses that serve the heating, ventilation and cooling (“HVAC”) and detection and measurement markets and (ii) power transformers and process cooling systems businesses. As a result, we subsequently significantly reduced our exposure to the power generation markets. This reduction included the wind-down of the SPX Heat Transfer Business (“Heat Transfer”), completed during the fourth quarter of 2020, and the wind-down of our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”) in 2021 when we substantially ceased all operations. As a result, we are reporting Heat Transfer and DBT as discontinued operations in the accompanying consolidated financial statements. See Note 4 for additional details regarding Heat Transfer and DBT’s presentation as discontinued operations and Notes 4 and 15 for additional details of DBT’s dispute resolution matters.

Sale of Transformer Solutions Business — On October 1, 2021, we completed the sale of SPX Transformer Solutions, Inc. (“Transformer Solutions”) pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021 with GE-Prolec Transformers, Inc. (the “Purchaser”) and Prolec GE Internacional, S. de R.L. de C.V. Historically, Transformer Solutions’ operations had a significant impact on our consolidated financial results, with revenues totaling approximately 25% of our consolidated revenues. As we no longer have a consequential presence in the power transmission and distribution markets, and given Transformer Solutions' significance to our historical consolidated financial results, we concluded that the sale of Transformer Solutions represents a strategic shift. Accordingly, we have classified the business as a discontinued operation in the accompanying consolidated financial statements. During 2022, we agreed to the final adjustment of the purchase price which resulted in a payment to the Purchaser of $13.9 and an increase to the gain on sale of $0.2 recorded to “Loss on disposition of discontinued operations, net of tax.”

Divestiture of Asbestos Liabilities and Certain Assets — On November 1, 2022, we divested three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets, to Canvas Holdco LLC (“Canvas”), an entity formed by a joint venture of Global Risk Capital LLC and an affiliate of Premia Holdings Ltd. In connection with the divestiture (the “Asbestos Portfolio Sale”), we contributed $138.8 in cash to the divested subsidiaries, financed with cash on hand; while Canvas made a capital contribution to the divested subsidiaries of $8.0. The divestiture resulted in a loss of $73.9, recorded to “Other operating expense, net,” which includes the write-off of certain deferred income tax assets recorded by the divested subsidiaries. The divested subsidiaries have agreed to indemnify us and our affiliates for their asbestos-related liabilities, which encompassed all of our consolidated asbestos-related liabilities and contingent liabilities immediately prior to the divestiture. These indemnification obligations are not subject to any cap or time limitation. As a result of this transaction, all asbestos obligations and liabilities and related insurance assets have been removed from our consolidated balance sheets effective November 12, 2022. The board of managers of the divested subsidiaries each received a solvency opinion from an independent advisory firm that the divested subsidiaries were solvent after giving effect to the Asbestos Portfolio Sale.

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

Acquisitions in 2024:

•Ingénia - On February 7, 2024, we completed the acquisition of Ingénia Technologies Inc. (“Ingénia”) which specializes in the design and manufacture of custom air handling units that demand high levels of precision and reliability in healthcare, pharmaceutical, education, food processing and industrial end markets. We purchased Ingénia for cash consideration of $292.0, net of (i) an adjustment to the purchase price of $2.1 received during 2024 related to acquired working capital and (ii) cash acquired of $1.5. The post-acquisition results of Ingénia are reflected within our HVAC reportable segment.

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

Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification”). Gains and losses on foreign currency translations are reflected as a separate component of stockholders' equity and other comprehensive income/loss. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts, are included in “Other expense, net,” with the related net gains (losses) totaling $0.8, $(0.9), and $(1.1) in 2024, 2023, and 2022, respectively.
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

We perform periodic reviews of the recoverability of these capitalized software costs. If, and at the time, we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. Capitalized software, net of amortization, totaled $3.6 and $3.1 as of December 31, 2024 and 2023, respectively. Capitalized software amortization expense totaled $0.4, $0.1, and $0.1 in 2024, 2023, and 2022, respectively. We expensed research activities relating to the development and improvement of our products of $45.9, $43.2, and $39.1 in 2024, 2023, and 2022, respectively.
Property, Plant and Equipment — Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of finance leases, was $26.7, $19.2, and $17.8 for the years ended December 31, 2024, 2023, and 2022, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. No interest was capitalized during 2024, 2023, or 2022.
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
Company-owned Life Insurance Policies — The Company has investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded within “Other expense, net” within our consolidated statements of operations. The Company has the ability to borrow against a portion of its investments in the COLI policies as an additional source of liquidity. During 2024, the Company borrowed $41.2 against the cash surrender value of these COLI policies. Such borrowings were primarily used to pay down amounts payable under the revolving credit facility. The amounts borrowed incur interest at a weighted-average rate of 5.3%. The cash surrender value of the Company’s investments in COLI assets, net of aforementioned borrowing, was $36.2 and $76.7 at December 31, 2024 and 2023, respectively, recorded in “Other assets” on the consolidated balance sheets.
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
For those transactions that are designated as cash flow hedges, we document our hedge relationship, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also assess, both at inception and quarterly thereafter, whether such derivatives are highly effective in offsetting changes in the fair value of the hedged item. See Notes 14 and 17 for further information.
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
Accounts Receivable Allowances — We provide allowances for expected losses on uncollectible accounts based on our historical experience, current and future economic and market conditions, and the evaluation of the likelihood of success in collecting specific customer receivables. In addition, we maintain allowances for customer returns, discounts and invoice pricing discrepancies, with such allowances primarily based on historical experience. Summarized below is the activity for these allowance accounts.

	Year ended December 31,
	2024	2023	2022
Balance at beginning of year	$11.5	$10.4	$10.4
Acquisitions	0.1	0.2	0.1
Allowances provided	16.7	18.2	17.9
Write-offs, net of recoveries, credits issued and other	(15.8)	(17.3)	(18.0)
Balance at end of year	$12.5	$11.5	$10.4
Inventory — We estimate losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging and historical utilization of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.
Acquisitions — We record acquisitions that meet the definition of a business combination using the acquisition method of accounting. We include the operating results of acquired entities from their respective dates of acquisition and recognize and measure the identifiable assets acquired, liabilities assumed, including contingent consideration as of the acquisition date, at fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill. Costs incurred as a result of a business combination, other than costs related to the issuance of debt or equity securities, are recorded in the period the costs are incurred. Additionally, at each reporting period, contingent consideration is remeasured to fair value, with changes recorded in “Other operating expense, net” within our consolidated statements of operations.
Long-Lived Assets and Intangible Assets Subject to Amortization — We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, including intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be fully recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on an undiscounted basis related to the assets are likely to exceed the related carrying amount. We will record an impairment charge to the extent the carrying value of the assets exceed their fair values as determined by valuation techniques appropriate in the circumstances.
In determining the estimated useful lives of definite-lived intangible assets, we consider the nature, competitive position, life cycle position, and historical and expected future cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection. Definite-lived intangible assets such as customer relationships, technology and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average remaining useful lives approximate the following as of December 31, 2024.

Technology	10 years
Customer relationships	9 years
Other	6 years

Goodwill and Indefinite-Lived Intangible Assets — We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred that indicates the carrying value may exceed the implied fair value. In reviewing goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we determine that an impairment is more likely than not, we then perform a quantitative impairment test (described below). Otherwise, no further analysis is required. Our qualitative evaluation is an assessment of factors, including reporting unit-specific operating results, as well as industry, market, and general economic conditions. Our quantitative analysis of the fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost reduction initiatives, capacity utilization and assumptions for inflation and foreign currency changes.
Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2024 and 2023.

	December 31,
	2024	2023
Short-term incentive compensation	$38.8	$39.6
Employee benefits	38.3	33.7
Warranty	18.9	16.4
Other (1)	74.8	78.8
Total	$170.8	$168.5
___________________________________________________________________
(1)Other consists of various items including, among other items, the current portion of our liabilities related to risk management matters, environmental remediation costs, and operating leases, as well as, accrued rebates, legal, interest and restructuring costs, none of which is individually material.
Legal — We accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and they can be reasonably estimated. We do not discount legal obligations or reduce them by anticipated insurance recoveries. See Note 15 for additional details.
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
Risk Management Matters — We are subject to claims associated with risk management matters (e.g., product liability, general liability, automobile, and workers’ compensation claims). The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, prior to the Asbestos Portfolio Sale, with respect to asbestos claims, actuarial estimates of the future period during which additional claims were reasonably foreseeable. Prior to the Asbestos Portfolio Sale, we also recorded insurance recovery assets associated with the asbestos product liability matters. These assets represented amounts that we believe we were entitled to recover under agreements we had with insurance companies. The assets we recorded for these insurance recoveries were based on a number of assumptions, including the continued solvency of the insurers, and our legal interpretation of our rights for recovery under the agreements we had with the insurers. In addition, we are self-insured for certain of our workers’ compensation, automobile, product, general liability, disability and health costs, and we maintain adequate accruals to cover our retained liabilities. Our accruals for self-insurance liabilities are based on claims filed and estimates of claims incurred but not yet reported, and are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims include, among other factors, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred and reported. See Note 15 for additional details.

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

	Year ended December 31,
	2024	2023	2022
Balance at beginning of year	$37.9	$34.7	$34.8
Acquisitions	1.3	0.9	0.4
Provisions	20.3	16.9	10.6
Usage	(14.6)	(14.6)	(10.8)
Currency translation adjustment	(0.2)	—	(0.3)
Balance at end of year	44.7	37.9	34.7
Less: Current portion of warranty	18.9	16.4	12.9
Non-current portion of warranty	$25.8	$21.5	$21.8
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
We derive pension expense from an actuarial calculation based on the defined benefit plans’ provisions and our assumptions regarding discount rates. We primarily determine the discount rate for our plans by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date. We also consult with independent actuaries in determining these assumptions.
(3) New Accounting Pronouncements
The following is a summary of new accounting pronouncements that apply or may apply to our business.
The London Interbank Offered Rate (“LIBOR”) was discontinued on June 30, 2023. In an effort to address the various challenges created by such discontinuance, the FASB issued three amendments to existing guidance, Accounting Standards Update (“ASU”) No. 2020-04, No. 2021-01 and No. 2022-06, Reference Rate Reform. The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, etc.) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendments is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2024. In conjunction with entering into an amended and restated credit agreement on August 12, 2022, we adopted this guidance with no material impact on our consolidated financial statements. Refer to Note 13 for additional information on our credit agreements.

In November 2023, the FASB issued ASU No. 2023-07, which requires companies to disclose, on an interim and annual basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as a qualitative description of other segment expenses not disclosed. In addition, ASU 2023-07 requires companies to disclose the title and position of the CODM and an explanation of how the CODM used the reported measures in assessing segment performance. ASU 2023-07 is effective for fiscal years beginning January 1, 2024, and interim periods within fiscal years beginning January 1, 2025, and is applied retrospectively to all prior periods presented in these financial statements. We adopted ASU 2023-07 during the fourth quarter of 2024, with no impact on our consolidated financial statements. Refer to Note 7 for these and other disclosures related to our reportable segments.

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

In November 2024, the FASB issued ASU No. 2024-03, which requires companies to disclose, on an interim and annual basis, additional information about specific expense categories in the notes to the financial statements. In addition, ASU 2024-03 requires companies to disclose a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and, on an annual basis, disclose the total amount of selling expenses and the Company's definition of selling expenses. ASU 2024-03, further clarified by ASU 2025-01, will be effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, and will be applied on a prospective basis with the option to apply the standard retrospectively, with early adoption permitted. We are currently evaluating the disclosure impact of ASU 2024-03; however, the standard will not have an impact on the Company's consolidated financial position, results of operations or cash flows.
(4) Acquisitions, Discontinued Operations, and the Asbestos Portfolio Sale
Acquisitions
From time to time, we may make acquisitions that do not significantly impact our financial position or operations. These acquisitions primarily complement our existing business operations or strategic initiatives with no significant impact to our financial outlook and end markets, or requiring a significant investment of resources. Such acquisitions are not separately identified within this report on Form 10-K.

As indicated in Note 1, on April 3, 2023 and March 31, 2022 we completed the acquisitions of TAMCO and ITL, respectively. The pro forma effects of these acquisitions are not material to our consolidated results of operations.
Acquisition of Ingénia
As indicated in Note 1, on February 7, 2024, we completed the acquisition of Ingénia, for $292.0, net of (i) an adjustment to the purchase price of $2.1 received during 2024 related to acquired working capital and (ii) cash acquired of $1.5. We financed the acquisition with available borrowings on our revolving credit facilities under our senior credit facilities. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Ingénia, we engaged a third-party independent valuation specialist.

The following is a summary of the recorded final fair values of the assets acquired and liabilities assumed for Ingénia as of February 7, 2024:

Assets acquired:
Current assets, including cash and equivalents of $1.5	$31.2
Property, plant and equipment	73.6
Goodwill	142.4
Intangible assets	97.9
Total assets acquired	345.1

Current liabilities assumed	14.5
Deferred and other income taxes	37.1

Net assets acquired	$293.5

The identifiable intangible assets acquired consist of technology, customer relationships, trademarks, and customer backlog of $46.7, $23.5, $13.9, and $13.8, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize the technology, customer relationships, trademarks, and customer backlog assets over 12.0, 7.0, 8.0, and 1.0 years, respectively.

We acquired gross receivables of $16.1, which had the same fair value at the acquisition date based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected market growth for Ingénia’s existing operations, increased volumes achieved by selling Ingénia’s products through existing SPX sales channels, procurement and operational savings and efficiencies, and various other factors. We expect none of the goodwill described above to be deductible for tax purposes.

We recognized revenues and net income for Ingénia of $72.6 and $15.9, respectively, for the year ended December 31, 2024, with the net income impacted by charges during the year ended December 31, 2024 of $18.6 associated with amortization of the various intangible assets mentioned above and $1.8 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold. During the year ended December 31, 2024, we incurred acquisition-related costs for Ingénia of $3.6 which have been recorded to “Selling, general and administrative” within our consolidated statements of operations and “Corporate expense” within consolidated operating income, as further described in Note 7.
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
The identifiable intangible assets acquired consist of customer relationships, trademarks, technology, and customer backlog of $142.3, $51.5, $47.8, and $4.5, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize the customer relationships, technology, and customer backlog assets over 12.0, 16.0, and 1.0 years, respectively, with the trademarks acquired being indefinite-lived.

We acquired gross receivables of $18.0, which had a fair value at the acquisition date of $17.8 based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected market growth for ASPEQ’s existing operations, increased volumes achieved by selling ASPEQ’s products through existing SPX sales channels, procurement and operational savings and efficiencies, and various other factors.

We recognized revenues and net income for ASPEQ of $63.9 and $3.6, respectively, for the year ended December 31, 2023, with the net income impacted by charges during the year ended December 31, 2023 of (i) $13.2 associated with amortization of the various intangible assets mentioned above and (ii) $3.6 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold. During the year ended December 31, 2023, we incurred acquisition-related costs for ASPEQ of $5.4, which have been recorded to “Selling, general and administrative” within our consolidated statements of operations and “Corporate expense” within consolidated operating income, as further described in Note 7.

The following unaudited pro forma information presents our consolidated results of operations for the years ended December 31, 2024, 2023, and 2022, respectively, as if the acquisitions of Ingénia and ASPEQ had taken place on January 1, 2023 and January 1, 2022, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the integration of Ingénia and ASPEQ. These pro forma consolidated results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisitions, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, adjustments to reflect charges associated with acquisition-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred during 2023 for Ingénia and 2022 for ASPEQ, and the related income tax effects.

	Years ended December 31,
	2024	2023	2022
Revenues	$1,991.9	$1,852.6	$1,564.7
Income (loss) from continuing operations	210.9	127.5	(3.8)
Net income (loss)	209.6	72.7	(23.4)

Income (loss) from continuing operations per share of common stock:
Basic	$4.57	$2.80	$(0.08)
Diluted	$4.48	$2.74	$(0.08)

Net income (loss) per share of common stock:
Basic	$4.54	$1.60	$(0.52)
Diluted	$4.45	$1.56	$(0.52)

Sale of Transformer Solutions Business

As mentioned in Note 1, during 2022, we agreed to the final adjustment of the purchase price related to our previously disposed Transformers Solutions business, which resulted in a payment to the Purchaser of $13.9 and an increase to the gain on sale of $0.2 recorded to “Loss on disposition of discontinued operations, net of tax” for the year ended December 31, 2022.

Wind-Down of DBT Business

As discussed in Note 1, we completed the wind-down of our DBT business after ceasing all operations, including those related to two large power projects in South Africa (Kusile and Medupi), in the fourth quarter of 2021. As a result of completing the wind-down plan, we are reporting DBT as a discontinued operation for all periods presented.

As previously disclosed, DBT had asserted claims against the remaining prime contractor on two large projects, Mitsubishi Heavy Industries Power — ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD) (“MHI”), of approximately South African Rand 1,000.0 (or $53.2) and MHI had asserted, or issued letters of intent to claim for, alleged damages against DBT. Although it was reasonably possible that some loss may have been incurred in connection with these claims (which totaled approximately South African Rand 2,815.2 or $149.7), we were unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that had occurred or may have occurred in connection with these claims. Although we had experienced success in enforcing and defending our rights through the dispute resolution process over the past few years (including the matters mentioned below), we had invested, and would have continued to invest, significant management and financial resources to defend and pursue these matters.

On September 5, 2023, DBT and SPX entered into an agreement with MHI to resolve all claims between the parties with respect to the two large power projects in South Africa (the “Settlement Agreement”). The Settlement Agreement provides for full and final settlement and mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT's performance on the projects. It also provides that the underlying subcontracts are terminated and all obligations of both parties under the subcontracts have been satisfied in full. In connection with the Settlement Agreement, we incurred a charge, net of tax, of $54.2 during the third quarter of 2023. The charge included the write-off of $15.2 in net amounts due from MHI. Such charge is included in “Loss on disposition of discontinued operations, net of tax” for the year ended December 31, 2023.

Prior to the Settlement Agreement, on February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT against MHI related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, DBT received South African Rand 126.6 (or $8.6 at the time of payment). This ruling was subject to final and binding arbitration in this matter. In March 2023, an arbitration tribunal upheld the decision of the dispute adjudication panel. As a result, the South African Rand 126.6 (or $7.0) was recorded as income during the first quarter of 2023, with such amount recorded within “Loss on disposition of discontinued operations, net of tax.” Additionally, in June 2023, the arbitration tribunal ruled DBT was entitled to recover $1.3 of legal costs incurred related to the arbitration. Such amount received from MHI was recorded to “Loss on disposition of discontinued operations, net of tax” during the year ended December 31, 2023. Additionally, in May 2023, a separate arbitration tribunal ruled DBT was entitled to recover $5.5 of legal costs incurred related to another prior arbitration. Such amount received from MHI was recorded to “Loss on disposition of discontinued operations, net of tax” during the year ended December 31, 2023.

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the consolidated balance sheets as of December 31, 2024 and 2023. The major line items constituting DBT’s assets and liabilities as of December 31, 2024 and 2023 are shown below:

	December 31, 2024	December 31, 2023
ASSETS
Cash and equivalents	$4.4	$5.5
Accounts receivable, net	—	0.4
Other current assets(1)	3.4	4.7
Property, plant and equipment:
Buildings and leasehold improvements	—	0.2
Machinery and equipment	—	0.5
	—	0.7
Accumulated depreciation	—	(0.6)
Property, plant and equipment, net	—	0.1
Total assets of DBT	$7.8	$10.7
LIABILITIES
Accounts payable(1)(2)	$0.7	$26.9
Contract liabilities(1)	2.0	2.1
Accrued expenses(1)	5.8	6.3
Other long-term liabilities(1)	4.2	4.2
Total liabilities of DBT	$12.7	$39.5
___________________________
(1) Balances relate primarily to disputed amounts due to or from a subcontractor, engaged by DBT during the Kusile project, that is currently in liquidation. The timing of the ultimate resolution of these matters is uncertain as they are likely to occur as part of the liquidation process.

(2) At December 31, 2023, the balance included DBT’s remaining obligation under the Settlement Agreement to make a payment to MHI of South African Rand 480.9 (or $26.2 at December 31, 2023), which was paid ($27.1 at the time of payment) during 2024. In connection with this remaining obligation, we entered into a foreign currency forward contract which we designated and accounted for as a fair value hedge and matured at the time of the final payment to MHI. The resulting cash received of $2.0 is presented within “Net cash used in discontinued operations” within the consolidated statement of cash flows for the year ended December 31, 2024. Refer to Note 14 for additional details. There are no further payment obligations to MHI under the terms of the Settlement Agreement.

Wind-Down of the Heat Transfer Business

As discussed in Note 1, we completed the wind-down of our Heat Transfer business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.

The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the consolidated balance sheets as of December 31, 2024 and 2023. The major line items constituting Heat Transfer’s assets and liabilities as of December 31, 2024 and 2023 are shown below:

	December 31, 2024	December 31, 2023
ASSETS
Cash and equivalents	$0.1	$—
Other current assets	0.3	0.3
Other assets	—	0.1
Total assets of Heat Transfer	$0.4	$0.4
LIABILITIES
Accounts payable	$0.1	$0.2
Total liabilities of Heat Transfer	$0.1	$0.2
For the years ended December 31, 2024, 2023 and 2022, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2024	2023	2022
Transformer Solutions
Loss from discontinued operations (1)	$—	$—	$(0.6)
Income tax benefit	—	—	0.9
Income from discontinued operations, net	—	—	0.3

DBT
Loss from discontinued operations(2)	(0.6)	(69.0)	(17.3)
Income tax benefit (provision)	(0.1)	15.3	2.1
Loss from discontinued operations, net	(0.7)	(53.7)	(15.2)

All other (3)
Loss from discontinued operations	(0.3)	(1.3)	(6.4)
Income tax benefit (provision)	(0.3)	0.2	1.7
Loss from discontinued operations, net	(0.6)	(1.1)	(4.7)

Total
Loss from discontinued operations	(0.9)	(70.3)	(24.3)
Income tax benefit (provision)	(0.4)	15.5	4.7
Loss from discontinued operations, net	$(1.3)	$(54.8)	$(19.6)
________________________________________________

(1) Loss for the year ended December 31, 2022 resulted primarily from revisions to liabilities retained in connection with the disposition.

(2) Loss for the year ended December 31, 2023 resulted primarily from the charge, and related income tax impacts, recorded in connection with the Settlement Agreement referred to above and legal costs incurred in connection with the various dispute resolution matters. This loss for the year ended December 31, 2023 was partially offset by arbitration awards received, which are discussed above. Loss for the year ended December 31, 2022 resulted primarily from legal costs incurred in connection with various dispute resolution matters prior to the Settlement Agreement.

(3) Loss for the years ended December 31, 2024, 2023, and 2022 resulted primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions and, for the year ended December 31, 2022, asbestos-related charges for businesses previously disposed of.

Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on previous business divestitures may be materially adjusted in subsequent periods.

Net cash used in discontinued operations for the year ended December 31, 2024 related primarily to the final cash payment of South African Rand 480.9 ($27.1 at time of payment) made by DBT to MHI during 2024 in connection with the Settlement

Agreement, partially offset by $2.0 from the foreign currency forward contract mentioned above. Net cash used in discontinued operations for the year ended December 31, 2023 related primarily to (i) cash payments of $25.3 made by DBT to MHI during 2023 in connection with the Settlement Agreement, and (ii) disbursements of $14.7 for professional fees and support costs incurred principally in connection with the claims resolved by the Settlement Agreement, partially offset by recovery of legal costs we were awarded in arbitration proceedings between DBT and MHI of $6.8 mentioned above. Net cash used in discontinued operations for the year ended December 31, 2022 related primarily to (i) disbursements for professional fees incurred in connection with the claims activities related to the large power projects in South Africa prior to the Settlement Agreement, (ii) disbursements related to asbestos product liability matters, (iii) a payment of $13.9 to the buyer of Transformer Solutions related to the settlement of the final working capital balances for the business, and (iv) disbursements for liabilities retained in connection with dispositions, including fees associated with the sale of Transformer Solutions. These disbursements were partially offset by proceeds from stock options exercised of $1.0.

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

(5) Revenues from Contracts
Summarized below is our policy for recognizing revenue under, as well as the various disclosures required by, ASC 606.

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

Remaining performance obligations represent performance obligations that have yet to be satisfied. As a practical expedient, we do not disclose performance obligations (i) that are part of a contract that has an original expected duration of less than one year and/or (ii) where our right to consideration corresponds directly to the value transferred to the customer. Performance obligations for contracts with an original duration in excess of one year that have yet to be satisfied as of the end of a period primarily relate to our aids to navigation systems, communication technologies products, large process cooling systems, as well as certain of our transportation systems. As of December 31, 2024, the aggregate amount allocated to remaining performance obligations, after the effect of practical expedients, was $178.1. We expect to recognize revenue on approximately 48% and 58% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

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

Nature of Goods and Services, Satisfaction of Performance Obligations, and Payment Terms

Our HVAC product lines include package and process cooling equipment and services, residential and commercial boilers, electrical heating and ventilation products, and engineered air movement and handling solutions. Performance obligations for our HVAC product lines relate primarily to the delivery of equipment and components, construction and reconstruction of cooling towers and other components, and providing installation, replacement/spare parts and various other services. Performance obligations related to equipment and components are satisfied at the time of shipment or delivery (i.e., control is transferred at a point in time). The typical length of these contracts is one to three months and payment terms are generally 15 to 60 days after shipment to the customer. Performance obligations for construction and reconstruction of cooling towers and other components, and providing installation and various other services, are typically satisfied through a contract with us to provide a customer-specific solution. The customer typically controls the work in process due to contractual termination clauses whereby we have an enforceable right to recovery of cost incurred, including a reasonable profit for work performed to date, on products or services that do not have an alternative use to us. Additionally, certain projects are performed on customer sites such that the customer controls the asset as it is created or enhanced. As such, performance obligations for these product lines are generally satisfied over time, with the related revenue recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion, as this method best depicts how control of the product or service is being transferred. The length of customer contract for these product lines is generally 6 to 18 months. Revenue for sales of certain engineered components and all replacement/spare parts is recognized upon shipment or delivery (i.e., at a point in time). Payments on longer-term contracts are generally commensurate with milestones defined in the related contract, while payments for the replacement/spare parts contracts typically occur 30 to 60 days after delivery.
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

Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$884.0	$—	$884.0
Boilers, electrical heating, and ventilation	480.7	—	480.7
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	260.9	260.9
Communication technologies, aids to navigation, and transportation systems	—	358.3	358.3
	$1,364.7	$619.2	$1,983.9

Timing of Revenue Recognition
Revenues recognized at a point in time	$1,249.0	$521.5	$1,770.5
Revenues recognized over time	115.7	97.7	213.4
	$1,364.7	$619.2	$1,983.9

	Year Ended December 31, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$683.2	$—	$683.2
Boilers, electrical heating, and ventilation	439.1	—	439.1
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	264.1	264.1
Communication technologies, aids to navigation, and transportation systems	—	354.8	354.8
	$1,122.3	$618.9	$1,741.2

Timing of Revenue Recognition
Revenues recognized at a point in time	$1,042.8	$525.2	$1,568.0
Revenues recognized over time	79.5	93.7	173.2
	$1,122.3	$618.9	$1,741.2

	Year Ended December 31, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$537.0	$—	$537.0
Boilers, electrical heating, and ventilation	376.8	—	376.8
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	262.1	262.1
Communication technologies, aids to navigation, and transportation systems	—	285.0	285.0
	$913.8	$547.1	$1,460.9

Timing of Revenue Recognition
Revenues recognized at a point in time	$838.0	$455.1	$1,293.1
Revenues recognized over time	75.8	92.0	167.8
	$913.8	$547.1	$1,460.9

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our consolidated balance sheets. Our contract balances consisted of the following as of December 31, 2024 and 2023:

Contract Balances	December 31, 2024	December 31, 2023	Change
Contract Accounts Receivable (1)	$305.4	$275.4	$30.0
Contract Assets	11.3	16.6	(5.3)
Contract Liabilities - current	(62.3)	(73.5)	11.2
Contract Liabilities - non-current (2)	(4.0)	(4.0)	—
Net contract balance	$250.4	$214.5	$35.9
_____________________
(1) Included in “Accounts receivable, net” within the accompanying consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying consolidated balance sheets.
The timing of revenue recognition, invoicing and cash collections results in Contract Accounts Receivable, contract assets, and customer advances and deposits (contract liabilities) on our consolidated balance sheets. In general, we receive payments from customers based on a billing schedule established in our contracts. During the year ended December 31, 2024, changes in contract balances were not materially impacted by any other factors besides the acquisition of Ingénia. At December 31, 2024, Contract Account Receivables and current contract liabilities attributable to Ingénia were $17.1 and $0.1, respectively.

During 2024, we recognized revenues of $54.4 related to our contract liabilities at December 31, 2023.
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

The components of lease expense were as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Operating lease cost (1)	$16.5	$15.7
Variable lease cost	0.4	0.4

Finance lease cost:
Amortization of right-of-use assets	$0.4	$0.5
Interest on lease liabilities	—	—
Total finance lease cost	$0.4	$0.5
__________________________
(1) Includes short-term lease cost of $2.9 and $3.5, for the years ended December 31, 2024 and 2023, respectively.

Supplemental cash flow information related to leases is as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$13.5	$12.1
Operating cash flows from finance leases	—	—
Financing cash flows used in finance leases	0.4	0.5
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	27.7	6.3
Finance lease right-of-use assets obtained in exchange for new lease obligations	1.1	0.3

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023
Operating Leases:			Affected Line Item in the Consolidated Balance Sheets
Operating lease ROU assets	$57.9	$42.4	Other assets

Operating lease current liabilities	$11.1	$11.3	Accrued expenses
Operating lease non-current liabilities	44.5	28.5	Other long-term liabilities
Total operating lease liabilities	$55.6	$39.8

Finance Leases:
Finance lease assets	$1.2	$0.5	Property, plant and equipment, net

Finance lease current liabilities	$0.3	$0.3	Current maturities of long-term debt
Finance lease non-current liabilities	0.9	0.2	Long-term debt
Total finance lease liabilities	$1.2	$0.5

The weighted-average remaining lease terms (years) of our leases as of December 31, 2024 and December 31, 2023, were as follows:

	December 31,
	2024	2023
Operating Leases	5.8	5.5
Finance Leases	3.3	1.9

The discount rate utilized to determine the present value of lease payments over the lease term is our incremental borrowing rate based on the information available at lease commencement date. In developing the incremental borrowing rate, we considered the interest rate that reflects a term similar to the underlying lease term on a fully collateralized basis. We concluded to apply the incremental borrowing rate at a consolidated portfolio level using a five-year term, as the results did not materially differ upon further stratification. The weighted-average discount rate for our operating leases was 4.1% and 3.2% at December 31, 2024 and 2023, respectively, and finance leases was 4.9% and 3.9% at December 31, 2024 and 2023, respectively.
The future minimum payments under our operating and finance leases were as follows as of December 31, 2024:

	Operating Leases	Finance Leases	Total

Next 12 months	$13.2	$0.3	$13.5
12 to 24 months	11.9	0.4	12.3
24 to 36 months	11.2	0.3	11.5
36 to 48 months	10.3	0.2	10.5
48 to 60 months	8.9	0.1	9.0
Thereafter	7.4	—	7.4
Total lease payments	62.9	1.3	64.2
Less imputed interest	7.3	0.1	7.4
Total	$55.6	$1.2	$56.8

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
Our CODM, the President and Chief Executive Officer, uses revenue and segment income to evaluate the results of each operating segment. Segment Income is determined before considering, if applicable, impairments and special charges, long-term incentive compensation, certain other operating income/expense, other indirect corporate expenses, intangible asset amortization expense, inventory step-up charges, and certain other acquisition and integration-related costs. There have been no changes in the basis of segmentation or measurement of Segment Income during 2024. Our CODM assesses revenue and Segment Income performance in comparison to prior years, previously forecasted results, and anticipated/experienced market trends when determining how to allocate operating and capital resources. The only significant segment expense categories reviewed by our CODM are total selling, general, and administrative expense and cost of products sold. Our CODM does not review asset or liability information for our operating segments as this information is not used to assess performance or allocate resources.
HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services package and process cooling products and engineered air movement and handling solutions for the HVAC industrial, commercial, data center, and power generation markets, as well as boilers and electrical heating and ventilation products for the residential, industrial, and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a global customer base in North America, Europe, and Asia.
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
Corporate Expense
Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters based in Charlotte, North Carolina.

Financial data for our reportable segments for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
HVAC reportable segment
Revenues	$1,364.7	$1,122.3	$913.8
Cost of products sold	843.8	712.8	636.0
Selling, general and administrative expense	197.0	175.1	142.3
Segment income	$323.9	$234.4	$135.5

Detection and Measurement reportable segment
Revenues	$619.2	$618.9	$547.1
Cost of products sold	338.9	354.8	299.9
Selling, general and administrative expense	143.6	145.3	133.1
Segment income	$136.7	$118.8	$114.1

Consolidated revenues	$1,983.9	$1,741.2	$1,460.9
Consolidated income for segments	460.6	353.2	249.6

Corporate expense	53.6	58.4	68.6
Acquisition-related and other costs (1)	7.2	5.8	1.9
Long-term incentive compensation expense	15.0	13.4	10.9
Amortization of acquired intangible assets	64.5	43.9	28.5
Impairment of goodwill and intangible assets (2)	—	—	13.4
Special charges, net	3.6	0.8	0.4
Other operating expense, net (3)	8.4	9.0	74.9
Consolidated operating income	$308.3	$221.9	$51.0

Capital expenditures:
HVAC reportable segment	$31.9	$17.6	$10.1
Detection and Measurement reportable segment	5.5	5.4	4.6
General corporate	0.6	0.9	1.2
Total capital expenditures	$38.0	$23.9	$15.9

Depreciation and amortization:
HVAC reportable segment	$64.7	$37.1	$20.5
Detection and Measurement reportable segment	24.4	23.7	23.5
General corporate	2.5	2.4	2.4
Total depreciation and amortization	$91.6	$63.2	$46.4

Geographic Areas:
Revenues: (4)
United States	$1,640.8	$1,454.1	$1,223.5
Canada	111.3	48.4	17.3
China	64.9	53.7	51.0
United Kingdom	90.9	96.3	96.5
Other	76.0	88.7	72.6
	$1,983.9	$1,741.2	$1,460.9

Tangible Long-Lived Assets:
United States	$275.5	$292.4	$275.0
Canada	83.3	11.9	3.3
Other	25.7	29.1	31.7
Long-lived assets of continuing operations	384.5	333.4	310.0
Long-lived assets of discontinued operations, DBT and Heat Transfer	—	0.2	19.3
Total tangible long-lived assets	$384.5	$333.6	$329.3
_______________________________________________________________
(1)Represents integration costs incurred in connection with acquisitions of $7.2, $5.8, and $1.9, including additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with these acquisitions of $1.8, $3.6 and $1.1, during the years ended December 31, 2024, 2023 and 2022, respectively.

(2)The year ended December 31, 2022 includes impairment charges of $12.9 related to the goodwill and trademarks of our ULC Robotics (“ULC”) business and $0.5 related to certain other trademarks.
(3)The year ended December 31, 2024 includes a charge of $8.4 related to a settlement with the seller of ULC regarding additional contingent consideration. The year ended December 31, 2023 includes a charge of $9.0 related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment. The year ended December 31, 2022 includes a loss on the Asbestos Portfolio Sale of $73.9, as well as charges of $2.3 for asbestos product liability matters incurred prior to the Asbestos Portfolio Sale, partially offset by a reduction in the fair value/liability associated with contingent consideration related to the acquisition of Enterprise Control Systems Ltd (“ECS”), which was completed in 2021, of $1.3.
(4)Revenues are included in the above geographic areas based on the country that recorded the revenue.
(8) Special Charges, Net
As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $3.6 in 2024, $0.8 in 2023, and $0.4 in 2022. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.
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
We anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.

Special charges for the years ended December 31, 2024, 2023, and 2022 are described in more detail below and in the applicable sections that follow:

	Years Ended December 31,
	2024	2023	2022
Employee termination costs	$2.4	$0.8	$0.1
Facility consolidation costs	0.3	—	—
Non-cash asset write-downs	0.9	—	0.3
Total	$3.6	$0.8	$0.4

2024 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$1.2	$—	$0.7	$1.9
Detection and Measurement reportable segment	1.2	0.3	0.2	1.7
Corporate	—	—	—	—
Total	$2.4	$0.3	$0.9	$3.6
HVAC – Charges for 2024 related primarily to recording severance costs associated with restructuring actions at three of the segment’s cooling businesses and one of the segment’s electrical heating businesses. These actions resulted in the termination of 34 employees. In addition, the actions resulted in asset impairment charges associated with the relocation of certain operations within one of the segment’s electrical heating businesses.
Detection & Measurement – Charges for 2024 related primarily to recording severance costs associated with restructuring actions at the segment’s location and inspection and aids to navigation businesses. These actions resulted in the termination of 9 employees. In addition, the actions resulted in operating lease termination costs and asset impairment charges associated with relocation of certain operations within one of the segment’s location and inspection businesses.
2023 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.1	$—	$—	$0.1
Detection and Measurement reportable segment	0.7	—	—	0.7
Corporate	—	—	—	—
Total	$0.8	$—	$—	$0.8

HVAC – Charges for 2023 related to severance costs associated with a restructuring action at one of the segment’s cooling businesses. This action resulted in the termination of 1 employee.
Detection & Measurement – Charges for 2023 related to severance costs associated with a restructuring action at one of the segment’s location and inspection businesses. This action resulted in the termination of 14 employees.

2022 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.1	$—	$—	$0.1
Detection and Measurement reportable segment	—	—	0.3	0.3
Corporate	—	—	—	—
Total	$0.1	$—	$0.3	$0.4

HVAC — Charges for 2022 related to severance costs associated with a restructuring action at one of the segment’s cooling businesses. This action resulted in the termination of 2 employees.
Detection & Measurement — Charges for 2022 related to asset impairment charges associated with the relocation of certain operations at the segment’s aids to navigation business.

The following is an analysis of our restructuring liabilities for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Balance at beginning of year	$0.7	$—	$0.3
Special charges (1)	2.7	0.8	0.1
Utilization — cash	(1.6)	(0.1)	(0.4)
Balance at the end of year	$1.8	$0.7	$—
___________________________________________________________________

(1)The year ended December 31, 2024, 2023, and 2022 excluded $0.9, $0.0, $0.3, respectively, of non-cash charges that impacted special charges but not the restructuring liabilities.
(9) Inventories, Net
Inventories are accounted for under the first-in, first-out method and are comprised of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Finished goods	$68.5	$79.4
Work in process	32.3	31.4
Raw materials and purchased parts	170.2	165.9
Total inventories	$271.0	$276.7
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(10) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, for the year ended December 31, 2024, were as follows:

	December 31, 2023	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	December 31, 2024
HVAC reportable segment
Gross goodwill	$777.8	$148.0	$—	$(18.5)	$907.3
Accumulated impairments	(331.9)	—	—	5.3	(326.6)
Goodwill	445.9	148.0	—	(13.2)	580.7
Detection and Measurement reportable segment
Gross goodwill	432.6	—	—	(6.0)	426.6
Accumulated impairments	(173.7)	—	—	0.9	(172.8)
Goodwill	258.9	—	—	(5.1)	253.8
Total
Gross goodwill	1,210.4	148.0	—	(24.5)	1,333.9
Accumulated impairments	(505.6)	—	—	6.2	(499.4)
Goodwill	$704.8	$148.0	$—	$(18.3)	$834.5
___________________________________________________________________
(1) Reflects (i) goodwill acquired with the Ingénia acquisition of $142.4 and (ii) an increase in ASPEQ’s and TAMCO’s goodwill of $3.9 and $1.7, respectively, resulting from revisions to the valuation of certain assets and liabilities.

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

___________________________________________________________________

(1) Reflects (i) goodwill acquired with the ASPEQ and TAMCO acquisitions of $191.1 and $51.3, respectively, and (ii) an increase in ITL’s goodwill of $0.8 resulting from revisions to the valuation of certain assets and liabilities.
Identifiable intangible assets were as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:(1)
Customer relationships	$421.1	$(103.3)	$317.8	$403.2	$(68.8)	$334.4
Technology	181.7	(41.3)	140.4	139.5	(27.8)	111.7
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	71.0	(45.7)	25.3	45.4	(32.0)	13.4
	678.3	(194.8)	483.5	592.6	(133.1)	459.5
Trademarks with indefinite lives	219.5	—	219.5	221.3	—	221.3
Total	$897.8	$(194.8)	$703.0	$813.9	$(133.1)	$680.8
___________________________________________________________________

(1)The gross carrying value of identifiable intangible assets acquired with the Ingénia acquisition consist of technology of $46.7, customer relationships of $23.5, definite-lived trademarks of $13.9, and backlog of $13.8.
Amortization expense was $64.5, $43.9 and $28.5 for the years ended December 31, 2024, 2023, and 2022, respectively. Estimated amortization expense is approximately $57.0 for 2025, $53.0 for 2026, $52.0 for 2027, $51.0 for 2028, and $50.0 for 2029.
At December 31, 2024, the net carrying value of intangible assets with determinable lives consisted of $379.4 in the HVAC reportable segment and $104.1 in the Detection and Measurement reportable segment. Trademarks with indefinite lives consisted of $156.5 in the HVAC reportable segment and $63.0 in the Detection and Measurement reportable segment.
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

During the fourth quarter of 2024, we performed our analyses on the goodwill of our reporting units. The fair value of the assets related to the Ingénia acquisition approximate their carrying value. If Ingénia is unable to achieve its current financial forecast, or there is a change in assumptions used in Ingénia’s analysis (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.), we may be required to record an impairment charge in a future period related to its goodwill. As of December 31, 2024, Ingénia’s goodwill totaled $133.6. During the fourth quarter of 2024, in connection with the annual impairment analyses of indefinite-lived intangible assets, we determined that the implied value of ASPEQ’s trademarks approximated their carrying value. If ASPEQ is unable to achieve its current revenue forecast, or there is a change in assumptions used in ASPEQ’s analysis (e.g., projected revenues and discount rates, etc.), we may be required to record an impairment charge in a future period related to its trademarks. As of December 31, 2024, ASPEQ’s trademarks totaled $51.5.

During the fourth quarter of 2022, in connection with the annual impairment analyses of ULC’s goodwill and indefinite-lived intangible assets, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business, resulting in an impairment charge of $12.9, with $12.0 related to goodwill and $0.9 to the ULC trademarks. After such impairment charge, ULC has no remaining goodwill and $5.4 of trademarks included in our consolidated balance sheet as of December 31, 2024.

During 2024, 2023, and 2022, we recorded impairment charges of $0.0, $0.0, and $0.5, respectively, related to certain other trademarks.
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
Actuarial Gains and Losses — As indicated in Notes 1 and 2, changes in fair value of plan assets and actuarial gains and losses related to our pension and postretirement plans are recorded to earnings during the fourth quarter of each year, unless earlier remeasurement is required.
During the fourth quarter of 2023, we initiated the wind-up of our Canadian defined benefit pension plans (collectively, the “Canadian Pension Plans”). The Company has received regulatory approval for the wind-up and we expect the process to be completed during 2025. This action had no material impact on the consolidated financial statements for the years ended December 31, 2024 and 2023.
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
Allowable investments under the plan agreements include fixed income securities, equity securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2024 or 2023.

Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2024 and 2023, along with the current targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:
Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2024	2023	2024
Fixed income common trust funds	66%	53%	66%
Commingled global fund allocation	5%	4%	5%
Global equity common trust funds	19%	19%	20%
U.S. Government securities	8%	20%	9%
Short-term investments and other (1)	2%	4%	—%
Total	100%	100%	100%
___________________________________________________________________

(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.
Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2024	2023	2024
Global equity common trust funds	6%	3%	6%
Fixed income common trust funds	76%	73%	85%
Commingled global fund allocation	10%	15%	9%
Short-term investments (1)	8%	9%	—%
Total	100%	100%	100%
___________________________________________________________________
(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

The fair values of pension plan assets at December 31, 2024, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$179.2	$—	$179.2	$—
U.S. Government securities	13.1	—	13.1	—
Equity securities:
Global equity common trust funds (1) (3)	35.2	—	35.2	—
Alternative investments:
Commingled global fund allocations (1) (4)	16.8	—	16.8	—
Other:
Short-term investments (5)	10.6	4.3	6.3	—
Other	0.9	—	—	0.9
Total	$255.8	$4.3	$250.6	$0.9

The fair values of pension plan assets at December 31, 2023, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$180.3	$—	$180.3	$—
U.S. Government securities	34.4	—	34.4	—
Equity securities:
Global equity common trust funds (1) (3)	36.4	—	36.4	—
Alternative Investments:
Commingled global fund allocations (1) (4)	26.1	—	26.1	—
Other:
Short-term investments (5)	17.4	14.7	2.7	—
Other	0.9	—	—	0.9
Total	$295.5	$14.7	$279.9	$0.9
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
Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2024, we made no contributions to our qualified domestic pension plans and made direct benefit payments of $5.5 to our non-qualified domestic pension plans. In 2025, we expect to make contributions of $2.0 to our qualified domestic pension plans and expect to make direct benefit payments of $5.0 to our non-qualified domestic pension plans.
In 2024, we made contributions of $1.6 to our foreign pension plans. In 2025, we expect to make contributions of $1.2 to our foreign pension plans.

Estimated Future Benefit Payments — Following is a summary, as of December 31, 2024, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2024 to measure our obligations.
Estimated future benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2025 (1)	$25.8	$30.7
2026	25.7	4.0
2027	24.1	4.3
2028	22.2	4.2
2029	21.9	4.2
Subsequent five years	86.8	25.4
_________________________
(1) Payments for the foreign pension plans include amounts payable of $26.5 in connection with the Canadian Pension Plans wind-up mentioned above.
Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Our non-funded pension plans account for $42.8 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2024	2023	2024	2023
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$245.7	$246.9	$120.2	$109.5
Service cost	—	—	—	—
Interest cost	12.1	13.0	5.6	5.6
Actuarial (gains) losses	(6.1)	7.6	(7.4)	5.4
Settlements	(0.2)	—	—	—
Benefits paid	(25.4)	(21.8)	(15.6)	(6.6)
Foreign exchange and other	—	—	(3.3)	6.3
Projected benefit obligation — end of year	$226.1	$245.7	$99.5	$120.2
The actuarial gains and losses for all pension plans in 2024 and 2023 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

	Domestic Pension Plans		Foreign Pension Plans
	2024	2023	2024	2023
Change in plan assets:
Fair value of plan assets — beginning of year	$171.3	$176.8	$124.2	$115.9
Actual return on plan assets	1.3	10.9	(2.4)	6.9
Contributions (employer and employee)	5.5	5.4	1.6	1.8
Settlements	(0.2)	—	—	—
Benefits paid	(25.4)	(21.8)	(15.6)	(6.6)
Foreign exchange and other	—	—	(4.5)	6.2
Fair value of plan assets — end of year	$152.5	$171.3	$103.3	$124.2
Funded status at year-end	$(73.6)	$(74.4)	$3.8	$4.0
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$1.7	$1.9	$3.9	$4.1
Accrued expenses	(4.9)	(5.1)	—	—
Other long-term liabilities	(70.4)	(71.2)	(0.1)	(0.1)
Net amount recognized	$(73.6)	$(74.4)	$3.8	$4.0
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service costs	$—	$—	$1.0	$1.0
The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2024 and 2023:

	Domestic Pension Plans		Foreign Pension Plans
	2024	2023	2024	2023
Projected benefit obligation	$221.7	$241.1	$0.1	$0.1
Accumulated benefit obligation	221.7	241.1	0.1	0.1
Fair value of plan assets	146.4	164.8	—	—
The accumulated benefit obligation for all domestic and foreign pension plans was $226.1 and $99.5, respectively, at December 31, 2024 and $245.7 and $120.2, respectively, at December 31, 2023.
Components of Net Periodic Pension Benefit (Income) Expense — Net periodic pension benefit (income) expense for our domestic and foreign pension plans included the following components:
Domestic Pension Plans

	Year ended December 31,
	2024	2023	2022
Service cost	$—	$—	$—
Interest cost	12.1	13.0	10.5
Expected return on plan assets	(8.8)	(8.8)	(8.2)
Amortization of unrecognized prior service credits	—	—	(0.1)
Recognized net actuarial (gains) losses (1)	1.4	5.6	(1.6)
Total net periodic pension benefit expense	$4.7	$9.8	$0.6
___________________________________________________________________
(1)Consists primarily of our reported actuarial (gains) losses, the difference between actual and expected returns on plan assets, and settlement losses.

Foreign Pension Plans

	Year ended December 31,
	2024	2023	2022
Service cost	$—	$—	$—
Interest cost	5.6	5.6	3.7
Expected return on plan assets	(5.1)	(6.4)	(5.6)
Amortization of unrecognized prior service costs	—	—	0.1
Recognized net actuarial losses (1)	1.1	5.5	6.4
Total net periodic pension benefit expense	$1.6	$4.7	$4.6
___________________________________________________________________
(1)Consists primarily of our reported actuarial losses and the difference between actual and expected returns on plan assets.
Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2024	2023	2022
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate (1)	5.18%	5.54%	3.99%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	5.47%	5.23%	3.23%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.57%	5.18%	5.54%
Rate of increase in compensation levels	N/A	N/A	N/A
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	4.83%	5.15%	2.19%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	5.20%	6.08%	3.44%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.46%	4.83%	5.15%
Rate of increase in compensation levels	N/A	N/A	N/A
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
Postretirement Benefit Plans
Transfer of Retiree Life Insurance Benefits — On February 17, 2022, we transferred a portion of our existing liability under the SPX Postretirement Benefit Plans (the “Plans”) for a group of participants with retiree life insurance benefits to an insurance carrier for consideration paid to the insurance carrier of $10.0. This transaction resulted in a settlement loss of $0.7 recorded to

“Other expense, net” during 2022. In addition, and in connection with this transfer, we remeasured the assets and liabilities of the Plans as of the transfer date, which resulted in an actuarial gain of $0.4 recorded to “Other expense, net”.
Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay-as-you-go basis in the form of direct benefit payments or policy premium payments. In 2024, we made benefit payments of $4.0 to our postretirement benefit plans. Following is a summary, as of December 31, 2024, of the estimated future benefit payments for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments are estimated based on the same assumptions used at December 31, 2024 to measure our obligations.

Postretirement Payments
2025	$3.4
2026	3.1
2027	2.8
2028	2.5
2029	2.3
Subsequent five years	13.3
Obligations and Funded Status — The following tables show the postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Plans
	2024	2023
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation — beginning of year	$29.7	$32.1
Interest cost	1.2	1.4
Actuarial losses	0.1	0.2
Benefits paid	(4.0)	(4.0)
Projected postretirement benefit obligation — end of year	$27.0	$29.7
Funded status at year-end	$(27.0)	$(29.7)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(3.3)	$(3.6)
Other long-term liabilities	(23.7)	(26.1)
Net amount recognized	$(27.0)	$(29.7)
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(4.1)	$(7.2)
The actuarial losses for our postretirement benefit plans in 2024 and 2023 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans.
The net periodic postretirement benefit income included the following components:

	Year ended December 31,
	2024	2023	2022
Service cost	$—	$—	$—
Interest cost	1.2	1.4	1.1
Amortization of unrecognized prior service credits	(3.1)	(3.9)	(4.4)
Settlement loss (1)	—	—	0.7
Recognized net actuarial (gains) losses	0.1	0.2	(7.0)
Net periodic postretirement benefit income	$(1.8)	$(2.3)	$(9.6)
___________________________________________________________________
(1)Relates to the transfer of the retiree life insurance benefits obligation.

Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2024	2023	2022
Assumed health care cost trend rates:
Health care cost trend rate for next year	6.50%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2031	2031
Discount rate used in determining net periodic postretirement benefit expense (1)	5.16%	5.50%	2.84%
Discount rate used in determining year-end postretirement benefit obligation	5.48%	5.16%	5.50%
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
Under the DC Plan, we contributed 0.084, 0.127 and 0.149 shares of our common stock to employee accounts in 2024, 2023, and 2022, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $10.9 in 2024, $9.8 in 2023, and $7.8 in 2022, as compensation expense related to the matching contribution.
Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in SPX common stock, although SPX common stock is offered as an investment option under these plans.
We also maintain a Supplemental Retirement Savings Plan (“SRSP”), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees’ deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants’ deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $16.2 and $14.0 at December 31, 2024 and 2023, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within “Other assets,” with a corresponding amount in “Other long-term liabilities” for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2024, 2023, and 2022, we recorded compensation expense of $0.4, $0.2, and $0.2, respectively relating to our matching contributions to the SRSP.

(12)    Income Taxes
Income (loss) from continuing operations before income taxes and the (provision for) benefit from income taxes consisted of the following:

	Year ended December 31,
	2024	2023	2022
Income (loss) from continuing operations:
United States	$172.2	$118.0	$(37.7)
Foreign	83.2	68.3	64.8
	$255.4	$186.3	$27.1
Provision for income taxes:
Current:
United States	$(47.5)	$(51.1)	$(18.9)
Foreign	(21.2)	(15.7)	(9.8)
Total current	(68.7)	(66.8)	(28.7)
Deferred and other:
United States	7.1	21.3	17.2
Foreign	8.0	3.9	4.2
Total deferred and other	15.1	25.2	21.4
Total provision	$(53.6)	$(41.6)	$(7.3)
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2024	2023	2022
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	3.6%	3.5%	9.6%
U.S. credits and exemptions	(1.9)%	(2.1)%	(13.4)%
Foreign earnings/losses taxed at different rates	1.4%	0.6%	(9.7)%
Nondeductible expenses	1.2%	2.0%	7.7%
Adjustments to uncertain tax positions	0.4%	(0.6)%	(9.4)%
Changes in valuation allowance	(0.4)%	(1.0)%	(19.6)%
Share-based compensation	(4.3)%	(1.0)%	(6.4)%
Goodwill impairment and basis adjustments	—%	—%	(3.9)%
Adjustments to contingent consideration	—%	—%	(0.9)%
Non-deductible loss on Asbestos Portfolio Sale (1)	—%	—%	53.7%
Other	—%	(0.1)%	(1.8)%
	21.0%	22.3%	26.9%
___________________________________________________________________
(1) The income tax benefit associated with the loss of $73.9 on the Asbestos Portfolio Sale totaled $1.1.

Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
NOL and credit carryforwards	$84.6	$88.9
Pension, other postretirement and postemployment benefits	25.9	26.8
Payroll and compensation	18.0	18.6
Legal, environmental and self-insurance accruals	11.8	23.4
Working capital accruals	27.0	20.0
Research and experimental expenditures	35.9	25.6
Other	5.6	4.3
Total deferred tax assets	208.8	207.6
Valuation allowance	(77.0)	(75.2)
Net deferred tax assets	131.8	132.4
Deferred tax liabilities:
Intangible assets recorded in acquisitions	171.8	159.4
Basis difference in affiliates	15.9	17.4
Accelerated depreciation	30.0	16.1
Other	4.4	9.0
Total deferred tax liabilities	222.1	201.9
	$(90.3)	$(69.5)
General Matters
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess deferred tax assets to determine if they are likely to be realized and the adequacy of deferred tax liabilities, incorporating the results of local, state, federal and foreign tax audits into our estimates and judgments.
At December 31, 2024, we had $14.7 of federal, $154.5 of state, and $211.4 of foreign tax loss carryforwards available. We also had federal and state tax credit carryforwards of $10.4. Of these amounts, $6.1 expire in 2025 and $153.8 expire at various times between 2026 and 2043. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. Our valuation allowance increased by $1.8 in 2024 and increased by $6.1 in 2023. The 2024 increase was primarily driven by the generation of certain attributes in foreign jurisdictions where we believe it is more likely than not that such attributes will not be realized.
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year-to-year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2024, we had $329.0 of undistributed earnings of our foreign subsidiaries. The majority of these earnings have already been reinvested in our overseas businesses. Further, we believe future domestic cash generation will be sufficient to meet future domestic cash needs. For this reason, we have not recorded a provision for U.S. or foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts may become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of our foreign subsidiaries in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.
Unrecognized Tax Benefits
As of December 31, 2024, we had gross and net unrecognized tax benefits of $3.7 and $3.1, respectively. All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized. Similarly, at December 31, 2023 and 2022, we had gross unrecognized tax benefits of $2.2 (net unrecognized tax benefits of $2.2) and $4.5 (net unrecognized tax benefits of $4.0), respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision/benefit. As of December 31, 2024, gross and net accrued interest totaled $1.4, while the related amounts as of December 31, 2023 and 2022 were gross accrued interest of $1.3 (net accrued interest of $1.3) and $1.9 (net accrued interest of $1.7), respectively. Our income tax provision for the years ended December 31, 2024, 2023, and 2022 included gross interest income of $0.1, $0.2, and $0.6, respectively, resulting from adjustments to our liability for uncertain tax positions. As of December 31, 2024, 2023, and 2022, we had no accrual for penalties included in our unrecognized tax benefits.
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
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year ended December 31,
	2024	2023	2022
Unrecognized tax benefit — opening balance	$2.2	$4.5	$7.1
Gross increases — tax positions in prior period	1.4	—	—
Gross decreases — tax positions in prior period	—	(1.1)	(0.7)
Gross increases — tax positions in current period	0.5	0.1	0.1
Settlements	—	(1.0)	—
Statute expirations	(0.4)	(0.3)	(1.9)
Change due to foreign currency exchange rates	—	—	(0.1)
Unrecognized tax benefit — ending balance	$3.7	$2.2	$4.5
Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules
In December 2021, the OECD issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have issued, or are in the process of issuing, legislation to implement these rules. The Company is within the scope of the OECD Pillar Two model rules and continues to assess the ultimate impact thereof. As of December 31, 2024, we have accrued $1.8 related to these taxes.
Other Tax Matters
During 2024, our income tax provision was impacted most significantly by (i) $11.0 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period and (ii) $0.7 of tax benefits related to changes in our estimate of valuation allowances recognized against certain deferred tax assets, as we now expect to realize these deferred tax assets.

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
(13) Indebtedness
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2024:

	December 31, 2023	Borrowings	Repayments	Other (5)	December 31, 2024
Revolving loans(1)	$—	$384.8	$(304.8)	$—	$80.0
Term loans (2)	539.9	—	(17.0)	0.5	523.4
Trade receivables financing arrangement (3)	16.0	272.0	(279.0)	—	9.0
Other indebtedness (4)	2.4	0.1	(1.3)	1.1	2.3
Total debt	558.3	$656.9	$(602.1)	$1.6	614.7
Less: short-term debt	17.9				10.1
Less: current maturities of long-term debt	17.3				27.6
Total long-term debt	$523.1				$577.0
_____________________________________________________________

(1)The revolving loan facility extends through August 2027 under the terms of our senior credit agreement and is primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and was utilized as the primary funding mechanism for the Ingénia acquisition.

(2)The term loans are repayable in quarterly installments equal to 1.25% of the initial term loan balances of $545.0, in all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.2 and $1.7 at December 31, 2024 and December 31, 2023, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At December 31, 2024, we had $61.7 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $9.0.
(4)Primarily includes balances under a purchase card program of $1.1 and $1.9 and finance lease obligations of $1.2 and $0.5 at December 31, 2024 and December 31, 2023, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the impact of amortization of debt issuance costs associated with the term loans.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2024 are $27.6, $27.7, $550.3, $0.2, and $0.1, respectively.

Senior Credit Facilities
On August 30, 2024, we entered into a Second Amendment to the Amended and Restated Credit Agreement and Incremental Facility Activation Notice (the “Second Amendment”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”), the lenders party thereto, and certain domestic subsidiaries of the Company, as guarantors, which amended our prior Amended and Restated Credit Agreement, dated as of August 12, 2022 (as amended, the “Credit Agreement”) with the lenders party thereto, Deutsche Bank AG, as foreign trade facility agent, and the Administrative Agent.

The Second Amendment increases the aggregate revolving credit commitments under the Credit Agreement from $500.0 to $1,000.0 and makes certain conforming changes and other amendments to the Credit Agreement. We expect to utilize the increased revolving credit capacity to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes. In connection with the Second Amendment, we capitalized $2.6 of debt issuance costs within “Other assets” on the consolidated balance sheet as of December 31, 2024.

On April 21, 2023, we entered into an Incremental Facility Activation Notice with Bank of America, N.A., as administrative agent, and the lenders party thereto, which amended the Amended and Restated Credit Agreement, dated as of August 12, 2022, among the Company, the lenders party thereto, Deutsche Bank AG, as foreign trade facility agent, and the Administrative Agent (“Incremental Amendment”).

The Incremental Amendment provides for an Incremental Term Loan in the aggregate amount of $300.0, which was available in up to three drawings (subject to customary conditions) from the Incremental Amendment Effective Date to October 18, 2023 (“Incremental Term Loan”). The proceeds of the Incremental Term Loan were available to be used to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes. The Incremental Term Loan will mature on August 12, 2027. We may voluntarily prepay the Incremental Term Loan, in whole or in part, without premium or penalty. In June 2023, we borrowed $300.0 under the Incremental Term Loan in connection with the ASPEQ acquisition.

The credit facilities (the “Senior Credit Facilities”) under the Credit Agreement consist of the following at December 31, 2024 (each with a final maturity of August 12, 2027):

•Term loan facilities with original aggregate principal amounts of $545.0 ($245.0 and $300.0 related to our original term loan and the Incremental Term Loan, respectively);

•A multicurrency revolving credit facility, available for loans and letters of credit in Dollars, Euro, Sterling and other currencies, in an aggregate principal amount up to the equivalent of $1,000.0 (with sub-limits equal to the equivalents of $200.0 for financial letters of credit, $50.0 for non-financial letters of credit, and $150.0 for non-U.S. exposure); and

•A bilateral foreign credit instrument facility, available for performance letters of credit and bank undertakings, in an aggregate principal amount in various currencies up to the equivalent of $25.0.

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
The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 5.8% at December 31, 2024.
The fees and bilateral foreign credit commitments are as specified above for foreign credit commitments unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.25% per annum, respectively.
SPX Enterprises, LLC, a direct wholly owned subsidiary of the Company, is the borrower under each of above facilities, and SPX may designate certain foreign subsidiaries to be borrowers under the revolving credit facility and the foreign credit instrument facility. All borrowings and other extensions of credit under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.
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
At December 31, 2024, we had $909.0 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facilities of $80.0 and $11.0 reserved for outstanding letters of credit. In addition, at December 31, 2024, we had $8.0 of available issuance capacity under our foreign credit instrument facilities after giving effect to $17.0 reserved for outstanding letters of credit.
At December 31, 2024, we were in compliance with all covenants of our Credit Agreement.
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
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2024 and 2023, the participating businesses had $1.1 and $1.9, respectively, outstanding under this arrangement.

During the third quarter of 2024, we renewed for a period of 12 months, and increased the capacity of, our trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $100.0. Availability of funds may fluctuate over time given, among other things, changes in eligible receivable balances, but will not exceed the $100.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.
In addition, we maintain an uncommitted line of credit facility in China which is available to fund operations in this region, when necessary, at the discretion of the lender. At December 31, 2024, the aggregate amount of borrowing capacity under this facility was $10.0, while there were no borrowings outstanding.
Company-owned Life Insurance
The Company has investments in COLI policies, which are recorded at their cash surrender value at each balance sheet date. The Company has the ability to borrow against a portion of its investments in the COLI policies as an additional source of liquidity. During 2024, the Company borrowed $41.2 against the cash surrender value of these COLI policies, after which minimal capacity to borrow against the policies remains. Such borrowings were primarily used to pay down amounts payable under the revolving credit facility. The amounts borrowed incur interest at a weighted-average rate of 5.3%. See Note 1 for additional details of the COLI policies.
(14) Derivative Financial Instruments and Concentrations of Credit Risk
Interest Rate Swaps
In 2020, we entered into interest swap agreements (“Initial Swaps”) that covered the period through November 2024, and effectively converted borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. In September 2024, commensurate with the Second Amendment, we entered into additional interest rate swap agreements (“Additional Swaps”). The Additional Swaps have a notional amount of $524.6, cover the period from December 2024 to June 2026, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 3.58%, plus the applicable margin. We have designated, and are accounting for, our Additional Swaps (and, prior to their maturity, accounted for the Initial Swaps) as cash flow hedges.

In connection with an August 2022 amendment of the Credit Agreement, the Initial Swaps were amended to be based on SOFR as opposed to LIBOR. As mentioned in Note 3, we applied the optional expedient per ASU No. 2020-04, No. 2021-01, and 2022-06 and, thus, continued to designate and account for the Initial Swaps as cash flow hedges.

As of December 31, 2024 and 2023, the unrealized gain, net of tax, recorded in AOCI was $2.6 and $5.7, respectively. In addition, as of December 31, 2024 and 2023, the fair value of our interest rate swap agreements was $3.4 (with $2.7 recorded as a current asset and $0.7 as a non-current asset) and $7.5 recorded as a current asset, respectively. Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense when the forecasted transaction impacts earnings.
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
From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies which manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”). Certain of our FX forward contracts are designated as cash flow hedges. Changes in these derivatives’ fair value are included in AOCI and are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded into earnings in the period in which the transaction is no longer considered probable of occurring.
We had FX forward contracts with an aggregate notional amount of $22.9 and $9.4 outstanding as of December 31, 2024 and 2023, respectively, with all of the $22.9 scheduled to mature within one year. There were no unrealized gains/losses recorded in AOCI related to FX forward contracts designated as cash flow hedges as of December 31, 2024 and 2023. The fair value of our FX forward contracts was less than $0.1 at December 31, 2024 and 2023.

In addition to the above, we entered FX forward contracts associated with the Settlement Agreement to mitigate our exposure to fluctuations in the South African Rand, with a notional amount of South African Rand 480.9 (or $24.9 at the time of execution) and a fair value of $1.3, which was included within “Assets of DBT and Heat Transfer” on the consolidated balance sheet as of December 31, 2023. We designated and accounted for these FX forward contracts as fair value hedges. These FX forward contracts matured during the third quarter of 2024 commensurate with the final payment under the Settlement Agreement, resulting in cash received of $2.0 presented within “Net cash used in discontinued operations” within the consolidated statement of cash flows for the year ended December 31, 2024. Refer to Note 4 for additional details.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, COLI policies, interest rate swaps, and FX forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
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
(15) Contingent Liabilities and Other Matters
General
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, claims for contingent consideration on prior acquisitions, product liability matters (which, prior to the Asbestos Portfolio Sale, were predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance, among other lines of coverage, and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters, primarily associated with environmental matters, totaled $39.9 and $37.9 at December 31, 2024 and 2023, respectively. Of these amounts, $32.0 and $29.4 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2024 and 2023, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations in future periods.

Claim for Contingent Consideration Related to ULC Acquisition

In connection with our acquisition of ULC in September 2020, the seller of ULC was eligible for additional cash consideration of up to $45.0 under an earn-out provision. During the third quarter of 2021, we concluded that none of the milestones for the payment of any of the contingent consideration were achieved.

On May 20, 2024, we entered into a settlement agreement with the seller of ULC to resolve a lawsuit that commenced in August 2022 seeking contingent consideration of $15.0, prejudgment interest on that amount, and attorney's fees. The settlement agreement required a payment by us to the seller of ULC of $8.4, which was paid during the second quarter of 2024, with a corresponding charge recorded within “Other operating expense, net” within the consolidated statement of operations for the year ended December 31, 2024. We expect this payment to be tax deductible in future periods.

Resolution of Dispute with Former Representative

On January 18, 2024, a jury ruled that one of our businesses within the Detection and Measurement reportable segment had breached its contract and implied duties of good faith and fair dealing in connection with an agreement entered into with a former representative. On January 26, 2024, we negotiated a settlement requiring a payment to the former representative of $9.0 to resolve all claims related to the matter. This amount was recorded to “Other operating expense, net” within the consolidated statement of operations for the year ended December 31, 2023 and paid during the first quarter of 2024.

Asbestos Matters

As indicated in Note 1, we completed the Asbestos Portfolio Sale on November 1, 2022, which resulted in the divestiture of three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets. As a result of this transaction, all asbestos obligations and liabilities and related insurance assets have been removed from our consolidated balance sheets effective November 12, 2022. During the year ended December 31, 2022, our payments for asbestos-related claims, net of respective insurance recoveries of $31.6, were $20.1.
During the year ended December 31, 2022, we recorded charges of $24.2 as a result of changes in estimates associated with the liabilities and assets related to asbestos-related claims. Of these charges, $18.8 were reflected in “Income from continuing operations before income taxes” and $5.4 were reflected in “Loss on disposition of discontinued operations, net of tax.”
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

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT’s subcontractors that is currently in liquidation. The subcontractor or liquidator maintain rights to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our consolidated statements of operations.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 16 sites, that we own or control, as of December 31, 2024 and 2023.

Our environmental accruals cover anticipated costs, including investigation, remediation, and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, changes in our allocation of shared remediation costs, or alteration to the expected remediation plans. It is our policy to revise an estimate once it becomes probable and the amount of change can be reasonably estimated. We generally do not discount our environmental accruals and do not reduce them by anticipated insurance, litigation or other recoveries. We take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.
In the case of contamination at offsite, third-party disposal sites, as of December 31, 2024 and 2023, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled, and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
In our opinion, after considering accruals established for such purposes of $27.4 and $24.1 at December 31, 2024 and 2023, respectively, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows. That said, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

(16) Stockholders’ Equity and Long-Term Incentive Compensation
Income Per Share
The following table sets forth the computations of the components used for the calculation of basic and diluted income per share:

	Year ended December 31,
	2024	2023	2022
Numerator:
Income from continuing operations	$201.8	$144.7	$19.8
Loss from discontinued operations, net of tax	$(1.3)	$(54.8)	$(19.6)
Denominator:
Weighted-average number of common shares used in basic income per share	46.187	45.545	45.345
Dilutive securities — Employee stock options and restricted stock units	0.891	1.067	0.876
Weighted-average number of common shares and dilutive securities used in diluted income per share	47.078	46.612	46.221
For the years ended December 31, 2024, 2023, and 2022, 0.119, 0.179, and 0.240, respectively, of unvested restricted stock units were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years. For the years ended December 31, 2024, 2023, and 2022, 0.280, 0.512, and 0.695, respectively, of outstanding stock options were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years.
Common Stock and Treasury Stock
On May 14, 2024, May 9, 2023, and May 10, 2022, our Board of Directors re-authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our Credit Agreement. Pursuant to this authorization, during the second quarter of 2022, we repurchased 0.707 shares of our common stock for aggregate cash payments of $33.7. As of December 31, 2024, the maximum approximate amount of our common stock that may be purchased under this authorization is $100.0.
At December 31, 2024, we had 200.0 authorized shares of common stock (par value $0.01). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2021	53.011	(7.543)	45.468
Restricted stock units	—	0.191	0.191
Share repurchases	—	(0.707)	(0.707)
Other	0.340	—	0.340
Balance at December 31, 2022	53.351	(8.059)	45.292
Restricted stock units	—	0.115	0.115
Other	0.268	—	0.268
Balance at December 31, 2023	53.619	(7.944)	45.675
Restricted stock units	—	0.116	0.116
Other	0.577	—	0.577
Balance at December 31, 2024	54.196	(7.828)	46.368

Long-Term Incentive Compensation
On May 9, 2019, our stockholders approved our 2019 Stock Compensation Plan (the “2019 Plan”) which replaced our 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012 and 2015 (the “Prior Plan”). As a result of the approval of the 2019 Plan, no further awards were permitted to be made under the Prior Plan. Up to 3.409 shares of our common stock were available for grant at December 31, 2024 under the 2019 Plan. The 2019 Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of time-based restricted stock units (“RSU’s”) and performance stock units (“PSU’s”). Each RSU and PSU granted reduces availability by two shares. Similar awards were permitted to be granted under the Prior Plan before the approval of the 2019 Plan.
PSU’s and RSU’s may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards generally vest over a period of time, generally one or three years. In some instances, such as death, disability, or retirement, stock may vest concurrently with or following an employee’s termination. PSU’s are eligible to vest at the end of the performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the S&P 600 Small Cap Capital Goods Index and S&P 400 Mid Cap Capital Goods Index, while the RSU’s vest based on the passage of time since grant date. PSU’s and RSU’s that do not vest within the applicable vesting period are forfeited.
We grant RSU’s to non-employee directors under the 2019 Plan. The 2024, 2023 and 2022 grants to non-employee directors generally vest over a 1 year-period, with the 2024 grants of 0.008 RSU’s scheduled to vest in their entirety immediately prior to the annual meeting of stockholders in May 2025.
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
The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to PSU’s, RSU’s and stock options totaled $15.0, $13.4 and $10.9 for the years ended December 31, 2024, 2023, and 2022, respectively, with the related tax benefit being $2.6, $2.3 and $1.7 for the years ended December 31, 2024, 2023, and 2022, respectively.
We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock awards that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU. We issued PSU’s to eligible participants on February 28, 2024, March 1, 2023, and March 1, 2022. We used the following assumptions in determining the fair value of these awards:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between Total Shareholder Return for SPX and the Applicable S&P Index
February 28, 2024
SPX	32.26%	—%	4.41%	49.34%
Peer group within S&P 600 Small Cap Capital Goods Index and S&P 400 Mid Cap Capital Goods Index	37.00%	n/a	4.41%
March 1, 2023
SPX	35.72%	—%	4.60%	57.87%
Peer group within S&P 600 Capital Goods Index	43.92%	n/a	4.60%
March 1, 2022
SPX	43.04%	—%	1.44%	62.44%
Peer group within S&P 600 Capital Goods Index	50.98%	n/a	1.44%
Annual expected stock price volatility is based on the three-year historical volatility. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.

The following table summarizes the PSU and RSU activity from December 31, 2021 through December 31, 2024:

	Unvested PSU’s and RSU’s	Weighted-Average Grant-Date Fair Value Per Share
December 31, 2021	0.636	$49.14
Granted	0.307	48.72
Vested	(0.332)	44.16
Forfeited	(0.081)	53.41
December 31, 2022	0.530	51.38
Granted	0.175	72.35
Vested	(0.190)	51.38
Forfeited	(0.005)	59.92
December 31, 2023	0.510	58.53
Granted	0.152	124.82
Vested	(0.200)	61.04
Forfeited	(0.016)	126.01
December 31, 2024	0.446	$79.22
As of December 31, 2024, there was $14.7 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 1.9 years.
Stock Options
On February 28, 2024, March 1, 2023, and March 1, 2022, we granted stock options totaling 0.052, 0.074, and 0.105, respectively. The exercise price per share of these options is $116.40, $71.93, and $48.97, respectively, and the maximum contractual term of these options is ten years.
The fair value of each stock option granted on February 28, 2024 and March 1, 2023 and 2022, was $50.84, $31.20, and $19.33, respectively. The fair value of each option grant was estimated using a Black-Scholes option-pricing model with the following assumptions:

	February 28, 2024	March 1, 2023	March 1, 2022
Annual expected stock price volatility	37.43%	37.15%	38.62%
Annual expected dividend yield	—%	—%	—%
Risk-free interest rate	4.23%	4.18%	1.61%
Expected life of stock option (in years)	6.0	6.0	6.0
Annual expected stock price volatility for the February 28, 2024 and March 1, 2023 and 2022 grants were based on a weighted-average of SPX’s stock volatility of the most recent six-year historical volatility of a peer company group. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.

The following table shows stock option activity from December 31, 2021 through December 31, 2024.

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2021	1.393	$26.35
Exercised	(0.191)	26.64
Forfeited	(0.043)	51.32
Granted	0.127	50.14
Options outstanding at December 31, 2022	1.286	27.82
Exercised	(0.141)	26.47
Forfeited	—	—
Granted	0.076	71.71
Options outstanding at December 31, 2023	1.221	30.70
Exercised	(0.494)	20.67
Forfeited	(0.002)	71.93
Granted	0.062	120.47
Options outstanding at December 31, 2024	0.787	$43.92

As of December 31, 2024, 0.641 of the above stock options were exercisable and there was $2.2 of unrecognized compensation cost related to the outstanding stock options. We expect this cost to be recognized over a weighted-average period of 2.0 years.

Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2024 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at December 31, 2023	$251.0	$5.7	$4.4	$261.1
Other comprehensive income (loss) before reclassifications	(32.1)	3.3	—	(28.8)
Amounts reclassified from accumulated other comprehensive income	—	(6.4)	(2.3)	(8.7)
Current-period other comprehensive loss	(32.1)	(3.1)	(2.3)	(37.5)
Balance at December 31, 2024	$218.9	$2.6	$2.1	$223.6
__________________________________________________________________
(1) Net of tax provision of $0.7 and $1.8 as of December 31, 2024 and 2023, respectively.
(2) Net of tax provision of $1.0 and $1.8 as of December 31, 2024 and 2023, respectively. The balances as of December 31, 2024 and 2023 include unamortized prior service credits.

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
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the years ended December 31, 2024 and 2023:

	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations
	Year ended December 31,
	2024	2023
Gains on qualifying cash flow hedges:
Swaps	$(8.7)	$(9.3)	Interest expense
Pre-tax	(8.7)	(9.3)
Income taxes	2.3	2.5
	$(6.4)	$(6.8)
Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(3.1)	$(3.9)	Other expense, net
Income taxes	0.8	0.9
	$(2.3)	$(3.0)
Common Stock in Treasury
During the years ended December 31, 2024, 2023, and 2022, “Common stock in treasury” was decreased by the settlement of restricted stock units, net of recipient tax withholdings, issued from treasury stock of $6.9, $6.6 and $12.1, respectively. During the year ended December 31, 2022, “Common stock in treasury” was increased by the previously mentioned repurchase of our common stock for aggregate cash payments of $33.7.
Preferred Stock
None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2024, 2023, or 2022.

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
Contingent Consideration for the Sensors & Software and ECS Acquisitions — In connection with the acquisition of Sensors & Software, Inc. in 2020, the sellers were eligible for additional cash consideration of up to $3.8, with payment of such contingent consideration dependent upon the achievement of certain milestones. The fair value of contingent consideration totaled $1.3, and was paid during 2022.
In connection with the acquisition of ECS in 2021, the seller was eligible for additional cash consideration of up to $16.0, with payment of such contingent consideration dependent upon the achievement of certain milestones. During 2022, we concluded the probability of achieving the financial performance milestones had lessened due to delays in the execution of certain large orders. Thus, during 2022 we reduced the fair value/liability by $1.3, with such amounts recorded to “Other operating expense, net.” No additional cash consideration was paid to the seller.
We estimate the fair value of contingent consideration based on the probability of the acquired business achieving the applicable milestones. Based on these inputs, the contingent consideration is classified within Level 3 of the valuation hierarchy.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets — Certain of our non-financial assets are subject to impairment analyses, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairments result in the asset being recorded at its fair value. Based on these inputs used in the impairment analyses, these assets are classified within Level 3 of the valuation hierarchy. Refer to Note 10 for additional details.
Derivative Financial Instruments — Our financial derivative assets and liabilities include interest rate swaps and FX forward contracts, and are valued using valuation models based on observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts and interest rate swap agreements, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.
As of December 31, 2024, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value as provided quarterly by the investee. The value is updated annually, during the first quarter, based on the investee’s most recent audited financial statements. Based on these inputs, the equity security is classified within Level 3 of the valuation hierarchy.

During the years ended December 31, 2024, 2023, and 2022, we recorded gains (losses) of $(4.2), $3.6 and $(3.0), respectively, to “Other expense, net” related to changes in the estimated fair value of such equity security. As of December 31, 2024 and 2023, the equity security had an estimated fair value of $35.2 and $39.4, respectively, recorded in “Other assets” on the consolidated balance sheets. We are restricted from transferring this investment without approval of the manager of the investee.

Indebtedness — The estimated fair value of our debt instruments as of December 31, 2024 and December 31, 2023 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 13 for further details.
(18) Subsequent Event
On January 27, 2025, we completed the acquisition of Kranze Technology Solutions, Inc. (“KTS”) which specializes in digital interoperability and tactical networking solutions, primarily for the defense industry. We purchased KTS for net cash consideration of approximately $342.0, inclusive of amounts paid related to future service obligations of existing employees. The acquisition was funded through borrowings on our revolving credit facilities under our Credit Agreement. The post-acquisition results of KTS will be reflected within our Detection and Measurement reportable segment.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2024.

Management excluded from its assessment of internal control over financial reporting as of December 31, 2024, the internal control over financial reporting of Ingénia, which was acquired on February 7, 2024. This exclusion is consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. The total assets (excluding goodwill and intangible assets, which are included within the scope of our assessment) and revenues of Ingénia represented 4.2% and 3.7% of our consolidated total assets and revenues, respectively, as of and for the year ended December 31, 2024. See a discussion of this acquisition in Notes 1 and 4 to our consolidated financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(d)) during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SPX Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ingénia Technologies Inc. (“Ingénia”), which was acquired on February 7, 2024, and whose aggregate total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) and aggregate revenues constitute approximately 4.2% and 3.7%, respectively, of the related amounts in the Company’s consolidated financial statements as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Ingénia.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2025

ITEM 9B. Other Information
No director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2024.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

P A R T    I I I
ITEM 10. Directors, Executive Officers and Corporate Governance
a)Directors of the company.
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)Executive Officers of the company.
Eugene J. Lowe, III, 56, President and Chief Executive Officer and a member of the Board of Directors since September 2015. Mr. Lowe joined SPX in 2008, was appointed an officer of the company in December 2014, and previously served as President, Thermal Equipment and Services from February 2013 to September 2015, President, Global Evaporative Cooling from March 2010 to February 2013, and Vice President of Global Business Development and Marketing, Thermal Equipment and Services from June 2008 to March 2010. Prior to joining SPX, Mr. Lowe held positions with Milliken & Company, Lazard Technology Partners, Bain & Company, and Andersen Consulting.

Mark A. Carano, 55, Vice President, Chief Financial Officer and Treasurer since January 2023. Mr. Carano joined SPX from Insteel Industries Inc., where he served as Senior Vice President and Chief Financial Officer for two years. Mr. Carano was the Chief Financial Officer for Big River Steel from 2019 to 2020. Before joining Big River Steel in 2019, Mr. Carano spent six years with Babcock & Wilcox Enterprises, Inc., where he served most recently as Senior Vice President, Finance & Controller, for the Industrial Segment. His career with Babcock & Wilcox included roles as Senior Vice President, Corporate Development, Strategy and Corporate Treasurer. Before joining the industrial sector, Mr. Carano held executive roles within the financial services providers including Bank of America, Deutsche Bank and First Union Securities. He began his career with FMI, a consulting and trade organization.

J. Randall Data, 59, became President, SPX Data Center Solutions in November 2024. Prior to this role, Mr. Data served as President, Heating and Global Operations since August 2015 and was appointed an officer of the company in September 2015. Prior to joining SPX, Mr. Data spent over 27 years with The Babcock & Wilcox Company. Most recently, he was President and Chief Operating Officer of Babcock & Wilcox Power Generation Group, Inc., a subsidiary of The Babcock & Wilcox Company, from April 2012 to July 2015. While at The Babcock & Wilcox Company, Mr. Data held numerous leadership positions in the global operations of the steam generating and environmental equipment businesses.

Sean McClenaghan, 59, became President of the HVAC Segment in early 2024. Prior to this role, Mr. McClenaghan served as President, Global Cooling since September 2022. Mr. McClenaghan joined SPX from Reliance Worldwide Corporation (“RWC”) where he served as Chief Executive Officer for the Americas business for 8 years. Before joining RWC in 2014, Mr. McClenaghan spent over fifteen years in various strategic consulting and business development roles with McKinsey & Company, CHB Capital Partners, and Egon Zehnder. He began his career with DuPont holding positions ranging from Process Control Design Engineer to Plant Manager to Global Business Manager. He received an MBA from Harvard University and a Bachelor of Chemical Engineering from The Georgia Institute of Technology. Mr. McClenaghan is a member of the Board of Directors for Sto Corp.

Cherée H. Johnson, 49, became Vice President, Chief Legal Officer and Secretary in June 2024. Prior to joining SPX, she served as Senior Vice President, Chief Legal Officer, General Counsel & Secretary of Dentsply Sirona Inc., a manufacturer of professional dental products and technologies, from February 2022 to February 2023. Prior to joining Dentsply Sirona, Ms. Johnson served as Senior Vice President, General Counsel, Corporate Secretary and Chief Ethics & Compliance Officer at W.R. Grace, a chemical products company, from January to September 2021. Before joining W.R. Grace, Ms. Johnson served as Vice President, Deputy General Counsel and Assistant Corporate Secretary, at McCormick & Company, a multinational food company, since 2015. Prior to her tenure with McCormick, Ms. Johnson worked with H.J. Heinz Company and Cargill, leading intellectual property matters. She held a similar role at 3M Company, where she began her legal career. Prior to obtaining a law degree, Ms. Johnson worked at 3M as a product development lead and chemical engineer. Ms. Johnson founded the strategic advisory firm, Gravitas Capital Advisors, in 2019 and periodically provided services through that firm until June 2024. Ms. Johnson earned her law degree from the University of Minnesota Law School and her undergraduate degree in Chemical Engineering from Florida A&M University. Cherée also serves as a member of the Advisory Board of the Johns Hopkins Bloomberg School of Public Health, the Advisory Board of University of Minnesota Law School and serves as a Board member and advisor for several privately-held organizations.

John W. Swann, III, 54, became President of the Detection & Measurement Segment in late 2022. Prior to this role, he served as President, Weil-McLain and Marley Engineered Products since August 2013, President, Radiodetection since September 2015 and President, Heating and Location & Inspection since 2018. Mr. Swann joined SPX in 2004, was appointed an officer of the company in September 2015, and previously served as President, Hydraulic Technologies from January 2011 to August 2013, Vice President of New Venture Development from February 2010 to January 2011, and Director of Business Development from August 2004 to February 2010. Prior to joining SPX, Mr. Swann held positions with PricewaterhouseCoopers and Andersen Business Consulting.

Jennifer Carpenter, 44, became Vice President and Chief Human Resources Officer in 2024. Prior to joining SPX, she had a 21-year career at Honeywell International Inc., a diversified technology and manufacturing company, serving as Vice President, Human Resources for Digital IT at that company from May 2021 to September 2024. Prior to this role, she was the HR leader for the global Honeywell Intelligrated business from November 2018 to May 2021 and played a major role in integrating and growing the $3 billion + acquisition with 6,000+ employees. Prior to that, she spent over a decade supporting various businesses in the Honeywell Aerospace and Safety Productivity Solutions groups in multiple HR roles of increasing responsibility. Jennifer earned her Master of Arts in Organizational Management from Spring Arbor University and a Bachelor of Science in Business Administration & Human Resources from Central Michigan University.
c)Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the heading “Section 16(a) Reports” and is incorporated herein by reference.
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
e)Information regarding our Audit Committee and Governance and Sustainability Committee is set forth in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.
f)The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the headings “Executive Compensation” (other than the information appearing under the heading “Pay Versus Performance”) and “Director Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

P A R T    I V
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
1.All financial statements. See Index to Consolidated Financial Statements on page 50 of this Form 10-K.
2.Financial Statement Schedules. None required. See page 50 of this Form 10-K.
3.Exhibits. See Index to Exhibits.

ITEM 16. Form 10-K Summary
We have chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February, 2025.

SPX TECHNOLOGIES, INC. (Registrant)
By	/s/ MARK A. CARANO
Mark A. Carano Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of February, 2025.

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

2.6	—
Share Purchase Agreement dated as of February 7, 2024 among 15738393 Canada Inc., 15737338 Canada Inc., Giuseppe Racanelli Family Trust, Lise Daigle Family Trust, Giuseppe J. Racanelli, as representative of the specified Vendors, 12508991 Canada Inc., 12509008 Canada Inc., 3566382 Canada Inc., Gestion Racan Inc., Ingénia Technologies Inc., 15736854 Canada Inc., 15637406 Canada Inc. and 15708869 Canada Inc., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 30, 2024 (File no. 1-6948).

3.1	—
Amended and Restated Certificate of Incorporation of SPX Technologies, Inc., as amended, incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 29, 2024 (File no. 1-6948).

3.2	—	By-laws of SPX Technologies, Inc., Amended and Restated on May 14, 2024, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 14, 2024 (File no. 1-6948).
4.1	—	Description of Capital Stock.
10.1	—
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

10.5	—
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

*10.38	—	Form of Change-in Control Agreement, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).
*10.39	—	Form of Confidentiality and Non-Competition Agreement, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).
*10.40	—	Form of Officer Severance Benefit Agreement, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).

19.1	—	Insider Trading Policy
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
97.1	—	Dodd-Frank Clawback Policy, incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K for the year ended December 31, 2023 (File no. 1-6948).
101.INS	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data File submitted as (Exhibit 101.1)
__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.
† Pursuant to the Plan of Merger dated as of August 11, 2022 among SPX Corporation, SPX Technologies, Inc., and SPX Merger, LLC, on August 15, 2022, SPX Technologies, Inc. assumed the sponsorship and obligations thereunder as successor to SPX Corporation.