Form 10-Q
period 2025-03-29
SPX Technologies, Inc.
filed 2025-05-02
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025

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
Common shares outstanding April 25, 2025, 46,706,426

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 29, 2025	March 30, 2024
Revenues	$482.6	$465.2
Costs and expenses:
Cost of products sold	286.7	282.3
Selling, general and administrative	109.5	102.9
Intangible amortization	19.7	14.8
Special charges, net	0.1	0.6
Operating income	66.6	64.6

Other income (expense), net	2.7	(4.0)
Interest expense	(12.3)	(9.8)
Interest income	0.9	0.3
Income from continuing operations before income taxes	57.9	51.1
Income tax provision	(6.2)	(1.9)
Income from continuing operations	51.7	49.2

Income (loss) from discontinued operations, net of tax	—	—
Loss on disposition of discontinued operations, net of tax	(0.5)	(0.2)
Loss from discontinued operations, net of tax	(0.5)	(0.2)

Net income	$51.2	$49.0

Basic income per share of common stock:
Income from continuing operations	$1.11	$1.07
Loss from discontinued operations	(0.01)	—
Net income per share	$1.10	$1.07

Weighted-average number of common shares outstanding — basic	46.453	45.828

Diluted income per share of common stock:
Income from continuing operations	$1.10	$1.05
Loss from discontinued operations	(0.01)	—
Net income per share	$1.09	$1.05

Weighted-average number of common shares outstanding — diluted	47.122	46.683

Comprehensive income	$61.0	$38.8

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 29, 2025	December 31, 2024
ASSETS
Current assets:
Cash and equivalents	$177.8	$156.9
Accounts receivable, net	319.6	313.6
Contract assets	37.5	11.3
Inventories, net	308.1	271.0
Other current assets	63.8	31.5
Total current assets	906.8	784.3
Property, plant and equipment:
Land	23.5	23.5
Buildings and leasehold improvements	113.8	113.3
Machinery and equipment	319.4	308.1
	456.7	444.9
Accumulated depreciation	(233.1)	(226.9)
Property, plant and equipment, net	223.6	218.0
Goodwill	950.0	834.5
Intangibles, net	853.9	703.0
Other assets	192.5	164.1
Deferred income taxes	2.6	2.4
Assets of DBT and Heat Transfer (includes cash and equivalents of $4.4 and $4.5 at March 29, 2025 and December 31, 2024, respectively) (Note 3)	8.1	8.2
TOTAL ASSETS	$3,137.5	$2,714.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$149.0	$128.1
Contract liabilities	80.0	62.3
Accrued expenses	145.4	170.8
Income taxes payable	20.2	19.4
Short-term debt	60.7	10.1
Current maturities of long-term debt	27.6	27.6
Total current liabilities	482.9	418.3

Long-term debt	872.0	577.0
Deferred and other income taxes	98.0	97.8
Other long-term liabilities	228.0	224.2
Liabilities of DBT and Heat Transfer (Note 3)	13.2	12.8
Total long-term liabilities	1,211.2	911.8
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (54,410,396 and 46,695,783 issued and outstanding at March 29, 2025, respectively, and 54,196,620 and 46,368,240 issued and outstanding at December 31, 2024, respectively)	0.5	0.5
Paid-in capital	1,364.8	1,373.5
Retained earnings	290.0	238.8
Accumulated other comprehensive income	233.4	223.6
Common stock in treasury (7,714,613 and 7,828,380 shares at March 29, 2025 and December 31, 2024, respectively)	(445.3)	(452.0)
Total stockholders' equity	1,443.4	1,384.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,137.5	$2,714.5

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended March 29, 2025
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2024	$0.5	$1,373.5	$238.8	$223.6	$(452.0)	$1,384.4
Net income	—	—	51.2	—	—	51.2
Other comprehensive income, net	—	—	—	9.8	—	9.8
Incentive plan activity	—	6.5	—	—	—	6.5
Long-term incentive compensation expense	—	3.7	—	—	—	3.7
Restricted stock unit vesting	—	(18.9)	—	—	6.7	(12.2)
Balance at March 29, 2025	$0.5	$1,364.8	$290.0	$233.4	$(445.3)	$1,443.4

	Three months ended March 30, 2024
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2023	$0.5	$1,353.6	$38.3	$261.1	$(458.9)	$1,194.6
Net income	—	—	49.0	—	—	49.0
Other comprehensive loss, net	—	—	—	(10.2)	—	(10.2)
Incentive plan activity	—	9.8	—	—	—	9.8
Long-term incentive compensation expense	—	3.3	—	—	—	3.3
Restricted stock unit vesting	—	(15.1)	—	—	6.1	(9.0)
Balance at March 30, 2024	$0.5	$1,351.6	$87.3	$250.9	$(452.8)	$1,237.5

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 29, 2025	March 30, 2024
Cash flows from (used in) operating activities:
Net income	$51.2	$49.0
Less: Loss from discontinued operations, net of tax	(0.5)	(0.2)
Income from continuing operations	51.7	49.2
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	0.1	0.6
(Gain) loss on change in fair value of equity security	(4.5)	4.2
Amortization of compensation expense related to acquisition (Refer to Note 3)	4.3	—
Deferred and other income taxes	(0.5)	(3.4)
Depreciation and amortization	27.0	21.0
Pension and other employee benefits	5.5	4.2
Long-term incentive compensation	3.7	3.3
Other, net	0.2	(1.6)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(26.3)	(29.5)
Contribution related to employee retention agreements for acquisition (Refer to Note 3)	(46.5)	—
Inventories	(13.8)	(12.0)
Accounts payable, accrued expenses and other	(10.8)	(24.9)
Cash spending on restructuring actions	(0.5)	(0.4)
Net cash from (used in) continuing operations	(10.4)	10.7
Net cash used in discontinued operations	(0.5)	(0.2)
Net cash from (used in) operating activities	(10.9)	10.5
Cash flows from (used in) investing activities:
Proceeds related to company-owned life insurance policies, net	3.0	0.1
Business acquisitions, net of cash acquired	(304.1)	(294.1)
Capital expenditures	(5.5)	(9.9)
Net cash used in continuing operations	(306.6)	(303.9)
Net cash from (used in) discontinued operations	—	—
Net cash used in investing activities	(306.6)	(303.9)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	393.0	557.2
Repayments under senior credit facilities	(98.0)	(279.2)
Borrowings under trade receivables arrangement	135.0	65.0
Repayments under trade receivables arrangement	(85.0)	(47.0)
Net borrowings (repayments) under other financing arrangements	0.5	(0.3)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(9.8)	(3.0)
Net cash from continuing operations	335.7	292.7
Net cash from (used in) discontinued operations	—	—
Net cash from financing activities	335.7	292.7
Change in cash and equivalents due to changes in foreign currency exchange rates	2.6	1.3
Net change in cash and equivalents	20.8	0.6
Consolidated cash and equivalents, beginning of period	161.4	104.9
Consolidated cash and equivalents, end of period	$182.2	$105.5

	Three months ended
	March 29, 2025	March 30, 2024
Components of cash and equivalents:
Cash and equivalents	$177.8	$100.5
Cash and equivalents included in assets of DBT and Heat Transfer	4.4	5.0
Total cash and equivalents	$182.2	$105.5

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
From time to time, we may make acquisitions that do not significantly impact our financial position or statements of operations. These acquisitions primarily complement our existing business operations or strategic initiatives with no significant impact to our financial outlook and end markets, or requiring a significant investment of resources. Such acquisitions are not separately identified within this report on Form 10-Q.
Acquisition of Ingénia
On February 7, 2024, we completed the acquisition of Ingénia Technologies Inc. (“Ingénia”) which specializes in the design and manufacture of custom air handling units that demand high levels of precision and reliability in healthcare, pharmaceutical, education, food processing and industrial end markets. We purchased Ingénia for cash consideration of $292.0, net of (i) an adjustment to the purchase price of $2.1 received during the third quarter of 2024 related to acquired working capital and (ii) cash acquired of $1.5. The post-acquisition operating results of Ingénia are reflected within our HVAC reportable segment.
Acquisition of KTS
On January 27, 2025, we completed the acquisition of Kranze Technology Solutions, Inc. (“KTS”) which specializes in digital interoperability and tactical networking solutions, primarily for the defense industry. We purchased KTS for net cash consideration of $342.4, inclusive of amounts related to future service obligations of certain existing employees of $46.5. The purchase price is subject to adjustment based on the final calculation of working capital and cash as of the date of acquisition. The post-acquisition operating results of KTS are reflected within our Detection and Measurement reportable segment.
The assets acquired and liabilities assumed in the KTS transaction have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain tax amounts and other judgmental reserves.

Other
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (“our 2024 Annual Report on Form 10-K”). Interim results are not necessarily indicative of full year results.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2025 are March 29, June 28, and September 27, compared to the respective March 30, June 29, and September 28 dates of 2024. We had two less days in the first quarter of 2025 and will have one more day in the fourth quarter of 2025 than in the respective 2024 periods. It is not practicable to estimate the impact of the two less days on our consolidated operating results for the three months ended March 29, 2025, when compared to the consolidated operating results for the 2024 respective period.

(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In November 2023, the FASB issued ASU No. 2023-07. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). ASU 2023-07 was effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. We have adopted ASU 2023-07 with the additional disclosures included within Note 6.

In December 2023, the FASB issued ASU No. 2023-09, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the disclosure impact of ASU 2023-09; however, the standard will not have an impact on our consolidated financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, which requires companies to disclose, on an interim and annual basis, additional information about specific expense categories in the notes to the financial statements. In addition, ASU 2024-03 requires companies to disclose a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and, on an annual basis, disclose the total amount of selling expenses and our definition of selling expenses. ASU 2024-03, further clarified by ASU 2025-01, will be effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, and will be applied on a prospective basis with the option to apply the standard retrospectively, with early adoption permitted. We are currently evaluating the disclosure impact of ASU 2024-03; however, the standard will not have an impact on our consolidated financial position, results of operations or cash flows.

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
Acquisitions

From time to time, we may make acquisitions that do not significantly impact our financial position or statements of operations. These acquisitions primarily complement our existing business operations or strategic initiatives with no significant impact to our financial outlook and end markets, nor requiring a significant investment of resources. Such acquisitions are not separately identified within this report on Form 10-Q. During the three months ended March 29, 2025, cash outflows, net of cash acquired, related to this activity totaled $8.2. The post-acquisition operating results are reflected within our HVAC reportable segment and have no significant impact to our financial outlook and end markets.

Acquisition of KTS

As indicated in Note 1, on January 27, 2025, we completed the acquisition of KTS for net cash consideration of $342.4, inclusive of amounts paid related to future service obligations of certain employees of $46.5 described further below. We financed the acquisition with available borrowings on our revolving credit facilities under our senior credit facilities.

In connection with the acquisition of KTS, and as required by the acquisition agreement, we assumed employee retention agreements with certain employees, totaling $46.5, that include future service obligations. In the event employees forfeit any amounts under the terms of the agreements, such amounts are due to the seller of KTS. We funded the amounts related to these retention agreements through a reduction in the purchase price, with $46.5 paid in an escrow account at the time of the acquisition closing, as required by the acquisition agreement. The deferred compensation assets related to these agreements will be amortized over the agreement terms which range from 2 to 8 years. During the three months ended March 29, 2025, we recognized compensation costs of $4.3, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations, related to such retention agreements. The remaining deferred compensation assets of $23.5 and $18.7 are recorded within “Other current assets” and “Other assets” within our condensed consolidated balance sheet as of March 29, 2025, respectively.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for KTS as of January 27, 2025:

Assets acquired:
Current assets(1)	$66.3
Property, plant and equipment	5.5
Goodwill	105.0
Intangible assets	164.5
Other assets(1)	21.2
Total assets acquired	362.5

Current liabilities assumed	15.4
Other long-term liabilities	4.7

Net assets acquired	$342.4
___________________________
(1)Includes $26.2 and $20.3 within “Current assets” and “Other assets”, respectively, for deferred compensation assets related to the employee retention agreements discussed previously.

The identifiable intangible assets acquired consist of technology, customer relationships and contracts, trademarks, and customer backlog of $79.8, $70.7, $6.7, and $7.3, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize the technology, customer relationships and contracts, trademarks, and customer backlog assets over 12.0, 15.0, 9.0, and 2.0 years, respectively.

We acquired gross receivables of $7.2, which had the same fair value at the acquisition date based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected domestic and global market growth for KTS's existing operations, increased volumes achieved through product synergies with existing SPX businesses, procurement and operational savings and efficiencies, and various other factors. We expect the goodwill described above to be deductible for tax purposes.

We recognized revenues and a net loss for KTS of $8.5 and $6.4, respectively, for the three months ended March 29, 2025 with the net loss impacted by charges during the three months ended March 29, 2025 of (i) $4.3 of compensation costs related to acquired retention agreements, (ii) $3.2 associated with amortization of the various intangible assets mentioned above, and (iii) $0.3 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold.

During the three months ended March 29, 2025, we incurred acquisition-related and other costs for KTS of $6.2, including the $4.3 of compensation costs related to acquired retention agreements mentioned above, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations with $1.2 and $5.0 recorded within “Corporate expense” and “Acquisition-related and other costs”, respectively, within consolidated operating income in Note 6.

Acquisition of Ingénia

As indicated in Note 1, on February 7, 2024, we completed the acquisition of Ingénia, for $292.0, net of (i) an adjustment to the purchase price of $2.1 received during the third quarter of 2024 related to acquired working capital and (ii) cash acquired of $1.5. We financed the acquisition with available borrowings on our revolving credit facilities under our senior credit facilities. The excess of the purchase price over the total of the fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill.

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

Additionally, during the three months ended March 29, 2025, we incurred acquisition-related and other costs for Ingénia of $0.6, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations with $0.2 and $0.4 recorded within “Corporate expense” and “Acquisition-related and other costs”, respectively, within consolidated operating income in Note 6.

The following unaudited pro forma information presents our condensed consolidated results of operations for the three months ended March 29, 2025 and March 30, 2024, respectively, as if the acquisition of KTS and Ingénia had taken place on January 1, 2024 and January 1, 2023, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of our condensed consolidated results of operations that would have been reported had the acquisitions been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of KTS and Ingénia. These pro forma consolidated results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisitions, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, adjustments to reflect charges associated with acquisition-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred beginning during the first quarter of 2024 for KTS and first quarter of 2023 for Ingénia, and the related income tax effects.

	Three months ended
	March 29, 2025	March 30, 2024
Revenues	$485.3	$491.6
Income from continuing operations	53.9	39.1
Net income	53.4	38.9

Income from continuing operations per share of common stock:
Basic	$1.16	$0.85
Diluted	$1.14	$0.84

Net income per share of common stock:
Basic	$1.15	$0.85
Diluted	$1.13	$0.83

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

As previously disclosed in our 2024 Annual Report on Form 10-K, on September 5, 2023, DBT and SPX entered into an agreement with MHI to resolve all claims between the parties with respect to the two large power projects in South Africa (the “Settlement Agreement”). The Settlement Agreement provides for full and final settlement and mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT's performance on the projects. It also provides that the underlying subcontracts are terminated and all obligations of both parties under the subcontracts have been satisfied in full.

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of March 29, 2025 and December 31, 2024. The major line items constituting DBT’s assets and liabilities as of March 29, 2025 and December 31, 2024 are shown below:

	March 29, 2025	December 31, 2024
ASSETS
Cash and equivalents	$4.3	$4.4
Other current assets(1)	3.4	3.4
Total assets of DBT	$7.7	$7.8
LIABILITIES
Accounts payable(1)	$0.7	$0.7
Contract liabilities(1)	2.1	2.0
Accrued expenses(1)	6.1	5.8
Other long-term liabilities(1)	4.3	4.2
Total liabilities of DBT	$13.2	$12.7
___________________________
(1)Balances relate primarily to disputed amounts due to or from a subcontractor, engaged by DBT during the Kusile project, that is currently in liquidation. The timing of the ultimate resolution of these matters is uncertain as they are likely to occur as part of the liquidation process.

Wind-Down of the Heat Transfer Business

We completed the wind-down of our SPX Heat Transfer (“Heat Transfer”) business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of March 29, 2025 and December 31, 2024. The major line items constituting Heat Transfer’s assets and liabilities as of March 29, 2025 and December 31, 2024 are shown below:

	March 29, 2025	December 31, 2024
ASSETS
Cash and equivalents	$0.1	$0.1
Other current assets	0.3	0.3
Total assets of Heat Transfer	$0.4	$0.4
LIABILITIES
Accounts payable	$—	$0.1
Total liabilities of Heat Transfer	$—	$0.1
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g. income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the three months ended March 29, 2025 and March 30, 2024, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended
	March 29, 2025	March 30, 2024
Loss from discontinued operations(1)	$(0.5)	$(0.4)
Income tax benefit	—	0.2
Loss from discontinued operations, net	$(0.5)	$(0.2)
___________________________

(1)Loss for the three months ended March 29, 2025 and March 30, 2024 related primarily to costs incurred to support DBT through the subcontractor liquidation process mentioned above.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three months ended March 29, 2025 and March 30, 2024:

	Three months ended March 29, 2025
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$199.1	$—	$199.1
Boilers, electrical heating, and ventilation	123.9	—	123.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	56.7	56.7
Communication technologies, aids to navigation, and transportation systems	—	102.9	102.9
	$323.0	$159.6	$482.6

Timing of Revenue Recognition
Revenues recognized at a point in time	$304.1	$141.5	$445.6
Revenues recognized over time	18.9	18.1	37.0
	$323.0	$159.6	$482.6

	Three months ended March 30, 2024
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$187.8	$—	$187.8
Boilers, electrical heating, and ventilation	114.6	—	114.6
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	61.0	61.0
Communication technologies, aids to navigation, and transportation systems	—	101.8	101.8
	$302.4	$162.8	$465.2

Timing of Revenue Recognition
Revenues recognized at a point in time	$282.4	$138.0	$420.4
Revenues recognized over time	20.0	24.8	44.8
	$302.4	$162.8	$465.2

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of March 29, 2025 and December 31, 2024:

Contract Balances	March 29, 2025	December 31, 2024	Change
Contract Accounts Receivable(1)	$311.6	$305.4	$6.2
Contract Assets	37.5	11.3	26.2
Contract Liabilities - current	(80.0)	(62.3)	(17.7)
Contract Liabilities - non-current(2)	(4.5)	(4.0)	(0.5)
Net contract balance	$264.6	$250.4	$14.2
___________________________
(1)Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2)Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The timing of revenue recognition, invoicing and cash collections results in Contract Accounts Receivable, contract assets, and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. In general, we receive payments from customers based on a billing schedule established in our contracts. During the three months ended March 29, 2025, changes in contract balances were not materially impacted by any other factors. At March 29, 2025, Contract Account Receivables, contract assets, and current contract liabilities attributable to KTS were $7.6, $1.2, and $7.0, respectively.
During the three months ended March 29, 2025, we recognized revenues of $28.7 related to our contract liabilities at December 31, 2024.
Performance Obligations

As of March 29, 2025, the aggregate amount allocated to remaining performance obligations was $201.1. We expect to recognize revenue on approximately 53% and 64% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There were no material changes to our operating and finance leases during the three months ended March 29, 2025.

(6)    INFORMATION ON REPORTABLE SEGMENTS
We are a global supplier of highly specialized, engineered solutions with operations in 16 countries and sales in over 100 countries around the world.
In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (the “Codification”). We have aggregated our operating segments into the following two reportable segments: HVAC and Detection and Measurement. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment.
Our CODM, who is our President and Chief Executive Officer, uses revenue and segment income to evaluate the results of each operating segment. Segment income is determined before considering, if applicable, impairments and special charges, long-term incentive compensation, certain other operating income/expense, other indirect corporate expenses, intangible asset amortization expense, inventory step-up charges, and certain other acquisition and integration-related costs. There have been no changes in the basis of segmentation or measurement of segment income during 2025. Our CODM assesses revenue and segment income performance in comparison to prior years, previously forecasted results, and anticipated/experienced market trends when determining how to allocate operating and capital resources. The only significant segment expense categories reviewed by our CODM are total selling, general, and administrative expense and cost of products sold. Our

CODM does not review asset or liability information for our operating segments as this information is not used to assess performance or allocate resources.
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
Corporate Expense
Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters based in Charlotte, North Carolina.
Financial data for our reportable segments for the three months ended March 29, 2025 and March 30, 2024 are presented below:

	Three months ended
	March 29, 2025	March 30, 2024
HVAC reportable segment
Revenues	$323.0	$302.4
Cost of product sold	199.6	185.0
Selling, general and administrative expense	49.5	49.0
Segment income	$73.9	$68.4

Detection and Measurement reportable segment
Revenues	$159.6	$162.8
Cost of product sold	86.8	96.4
Selling, general and administrative expense	36.2	35.0
Segment income	$36.6	$31.4

Consolidated revenues	$482.6	$465.2
Consolidated income for segments	110.5	99.8

Corporate expense	14.0	13.9
Acquisition-related and other costs (1)	6.4	2.6
Long-term incentive compensation expense	3.7	3.3
Amortization of acquired intangible assets	19.7	14.8
Special charges, net	0.1	0.6
Consolidated operating income	$66.6	$64.6

Capital expenditures:
HVAC reportable segment	$4.7	$8.7
Detection and Measurement reportable segment	0.8	1.0
General corporate	—	0.2
Total capital expenditures	$5.5	$9.9

Depreciation and amortization:
HVAC reportable segment	$16.9	$14.5
Detection and Measurement reportable segment	9.5	5.9
General corporate	0.6	0.6
Total depreciation and amortization	$27.0	$21.0

Geographic Areas:
Revenues: (2)
United States	$403.0	$392.9
Canada	30.2	22.2
China	13.0	12.9
United Kingdom	17.4	18.8
Other	19.0	18.4
	$482.6	$465.2

	March 29, 2025	December 31, 2024
Tangible Long-Lived Assets:
United States	$308.6	$275.5
Canada	82.1	83.3
Other	28.0	25.7
Long-lived assets of continuing operations	418.7	384.5
Long-lived assets of discontinued operations, DBT and Heat Transfer	—	—
Total tangible long-lived assets	$418.7	$384.5
______________________________
(1)Represents integration costs incurred in connection with acquisitions of $6.4 and $2.6 during the three months ended March 29, 2025 and March 30, 2024, respectively, including additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the KTS acquisition of $0.3 during the three months ended March 29, 2025 and the Ingénia acquisition of $0.9 during the three months ended March 30, 2024.
(2)Revenues are included in the above geographic areas based on the country that recorded the revenue.

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three months ended March 29, 2025 and March 30, 2024 are described in more detail below:

	Three months ended
	March 29, 2025	March 30, 2024
HVAC reportable segment	$(0.2)	$0.3
Detection and Measurement reportable segment	0.2	0.3
Corporate	0.1	—
Total	$0.1	$0.6

HVAC — Activity for the three months ended March 29, 2025 and March 30, 2024 related primarily to severance costs associated with a restructuring action at one of the segment's cooling businesses.
Detection and Measurement — Charges for the three months ended March 29, 2025 related primarily to severance costs associated with restructuring actions at the segment's inspection and rehabilitation business. Charges for the three months ended March 30, 2024 related primarily to severance costs associated with restructuring actions at the segment's inspection and rehabilitation and aids to navigation businesses.
Corporate — Charges for the three months ended March 29, 2025 related primarily to severance costs associated with restructuring actions.
No significant future charges are expected to be incurred under actions approved as of March 29, 2025.
The following is an analysis of our restructuring liabilities for the three months ended March 29, 2025 and March 30, 2024:

	Three months ended
	March 29, 2025	March 30, 2024
Balance at beginning of year	$1.8	$0.7
Special charges	0.1	0.6
Utilization — cash	(0.5)	(0.4)
Currency translation adjustment and other	—	(0.1)
Balance at end of period	$1.4	$0.8

(8)    INVENTORIES, NET
Inventories are accounted for under the first-in, first-out method and are comprised of the following at March 29, 2025 and December 31, 2024:

	March 29, 2025	December 31, 2024
Finished goods	$73.7	$68.5
Work in process	32.2	32.3
Raw materials and purchased parts	202.2	170.2
Total inventories	$308.1	$271.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 29, 2025 were as follows:

	December 31, 2024	Goodwill Resulting from Business Combinations (1)	Foreign Currency Translation	March 29, 2025
HVAC reportable segment
Gross goodwill	$907.3	$5.2	$5.8	$918.3
Accumulated impairments	(326.6)	—	(3.0)	(329.6)
Goodwill	580.7	5.2	2.8	588.7

Detection and Measurement reportable segment
Gross goodwill	426.6	105.0	3.7	535.3
Accumulated impairments	(172.8)	—	(1.2)	(174.0)
Goodwill	253.8	105.0	2.5	361.3

Total
Gross goodwill	1,333.9	110.2	9.5	1,453.6
Accumulated impairments	(499.4)	—	(4.2)	(503.6)
Goodwill	$834.5	$110.2	$5.3	$950.0
___________________________
(1)Reflects goodwill acquired with the KTS acquisition of $105.0 and an immaterial acquisition within the HVAC reportable segment. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the KTS acquisition have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at March 29, 2025 and December 31, 2024 comprised the following:

	March 29, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships and contracts	$496.0	$(113.6)	$382.4	$421.1	$(103.3)	$317.8
Technology	262.4	(46.3)	216.1	181.7	(41.3)	140.4
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	86.4	(51.3)	35.1	71.0	(45.7)	25.3
	849.3	(215.7)	633.6	678.3	(194.8)	483.5
Trademarks with indefinite lives	220.3	—	220.3	219.5	—	219.5
Total	$1,069.6	$(215.7)	$853.9	$897.8	$(194.8)	$703.0
___________________________
(1)The gross carrying value of identifiable intangible assets acquired with the KTS acquisition consist of technology of $79.8, customer relationships and contracts of $70.7, definite-lived trademarks of $6.7, and backlog of $7.3.

In connection with the acquisition of KTS, which has definite-lived intangible assets as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $76.0 for the full year 2025, $66.0 for 2026, and $63.0 for each of the three years thereafter.
At March 29, 2025, the net carrying value of intangible assets with determinable lives consisted of $371.8 in the HVAC reportable segment and $261.8 in the Detection and Measurement reportable segment. At March 29, 2025, trademarks with indefinite lives consisted of $156.6 in the HVAC reportable segment and $63.7 in the Detection and Measurement reportable segment.
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
The fair value of the net assets related to the KTS and Ingénia acquisitions approximate their respective carrying values. If KTS and Ingénia are unable to achieve their current financial forecasts, or there is a change in key assumptions used in the fair value analyses (e.g. projected revenues and profit growth rates, industry price multiples, discount rates, etc.) we may be required to record an impairment charge in a future period related to their goodwill. As of March 29, 2025, KTS and Ingénia's goodwill totaled $105.0 and $134.7, respectively.

We perform our annual indefinite-lived trademarks impairment testing during the fourth quarter, or on a more frequent basis, if there are indications of potential impairment. The fair value of these trademarks is based on applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions (fair value based on unobservable inputs - Level 3, as defined in Note 17). The primary basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year. During the fourth quarter of 2024, in connection with the 2024 annual trademark impairment analyses, we determined that the implied value of ASPEQ’s trademarks approximated their carrying value. If ASPEQ is unable to achieve its current revenue forecast, or there is a change in assumptions used in ASPEQ’s analysis (e.g., projected revenues and discount rates, etc.), we may be required to record an impairment charge in a future period related to its trademarks. As of March 29, 2025, ASPEQ’s trademarks totaled $51.5.

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	March 29, 2025	March 30, 2024
Balance at beginning of year	$44.7	$37.9
Acquisitions	—	0.1
Provisions	4.5	4.7
Usage	(4.4)	(4.2)
Balance at end of period	44.8	38.5
Less: Current portion of warranty	18.7	16.1
Non-current portion of warranty	$26.1	$22.4

(11)    EMPLOYEE BENEFIT PLANS
During the fourth quarter of 2023, we initiated the wind-up of our Canadian defined benefit pension plans (collectively, the “Canadian Pension Plans”). We received regulatory approval for the wind-up which was completed during the three months ended March 29, 2025. This transaction resulted in a settlement loss of $0.3 recorded in net periodic pension benefit expense during the three months ended March 29, 2025. In addition, and in connection with this wind-up, we remeasured the assets and liabilities of the Canadian Pension Plans, which resulted in a loss of $0.5 recorded in net periodic pension benefit expense for the three months ended March 29, 2025. Lastly, as a result of the wind-up, we have eliminated the third-party cost and internal resource requirements associated with administering these benefit plans.

Net periodic benefit (income) expense for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended
	March 29, 2025	March 30, 2024
Service cost	$—	$—
Interest cost	3.0	3.0
Expected return on plan assets	(2.0)	(2.2)
Net periodic pension benefit expense	$1.0	$0.8

Foreign Pension Plans

	Three months ended
	March 29, 2025	March 30, 2024
Service cost	$—	$—
Interest cost	1.0	1.4
Expected return on plan assets	(0.9)	(1.3)
Settlement loss (1)	0.3	—
Recognized net actuarial loss (1)	0.5	—
Net periodic pension benefit expense	$0.9	$0.1
__________________________
(1)Relates to the wind-up of the Canadian Pension Plans referred to previously.

Postretirement Plans

	Three months ended
	March 29, 2025	March 30, 2024
Service cost	$—	$—
Interest cost	0.3	0.3
Amortization of unrecognized prior service credits	(0.8)	(0.8)
Net periodic postretirement benefit income	$(0.5)	$(0.5)

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the three months ended March 29, 2025:

	December 31, 2024	Borrowings	Repayments	Other(5)	March 29, 2025
Revolving loans (1)	$80.0	$393.0	$(98.0)	$—	$375.0
Term loans(2)	523.4	—	—	0.1	523.5
Trade receivables financing arrangement(3)	9.0	135.0	(85.0)	—	59.0
Other indebtedness(4)	2.3	0.6	(0.1)	—	2.8
Total debt	614.7	$528.6	$(183.1)	$0.1	960.3
Less: short-term debt	10.1				60.7
Less: current maturities of long-term debt	27.6				27.6
Total long-term debt	$577.0				$872.0

__________________________
(1)The revolving credit facility extends through August 2027 under the terms of our senior credit agreement and is primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and was utilized as the primary funding mechanism for the KTS acquisition.
(2)The term loans are repayable in quarterly installments equal to 1.25% of the initial term loan balances of $545.0, in all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.1 and $1.2 at March 29, 2025 and December 31, 2024, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At March 29, 2025, we had $9.3 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $59.0.
(4)Primarily includes balances under a purchase card program of $1.7 and $1.1 and finance lease obligations of $1.1 and $1.2 at March 29, 2025 and December 31, 2024, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the impact of amortization of debt issuance costs associated with the term loans.

Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2024 Annual Report on Form 10-K.
At March 29, 2025, we had $614.0 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $375.0 and $11.0 reserved for outstanding letters of credit. In addition, at March 29, 2025, we had $12.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $12.2 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 5.8% at March 29, 2025.
At March 29, 2025, we were in compliance with all covenants of our senior credit agreement.

Company-owned Life Insurance
We have investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other income (expense), net” within our condensed consolidated statements of operations. We have the ability to borrow against a portion of our investment in the COLI policies as an additional source of liquidity. The amounts borrowed totaled $39.0 at March 29, 2025 and December 31, 2024 and incur interest at a rate of 5.3%. After such borrowings, minimal capacity to borrow against the policies remains. The cash surrender value of our investments in COLI assets, net of the aforementioned borrowing, was $36.3 and $36.2 at March 29, 2025 and December 31, 2024, respectively, recorded in “Other assets” on the condensed consolidated balance sheets.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
In 2020, we entered into interest swap agreements (“Initial Swaps”) that covered the period through November 2024, and effectively converted borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. In September 2024, commensurate with an amendment to our senior credit agreement, we entered into additional interest rate swap agreements (“Additional Swaps”). The Additional Swaps have a notional amount of $524.6, cover the period from December 2024 to June 2026, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 3.58%, plus the applicable margin. We have designated, and are accounting for, our Additional Swaps (and, prior to their maturity, accounted for the Initial Swaps) as cash flow hedges.

As of March 29, 2025 and December 31, 2024, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $1.8 and $2.6, respectively. In addition, the fair value of our interest rate swap agreements, was $2.2 recorded as a current asset and $3.4 (with $2.7 recorded as a current asset and $0.7 as a non-current asset) as of March 29, 2025 and December 31, 2024, respectively. Changes in the fair value of our Swaps are reclassified into earnings, as a component of interest expense, when the forecasted transaction impacts earnings.

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

We had FX forward contracts with an aggregate notional amount of $23.1 and $22.9 outstanding as of March 29, 2025 and December 31, 2024, respectively, with all of the $23.1 scheduled to mature within one year. There were no unrealized gains/losses recorded in AOCI related to FX forward contracts designated as cash flow hedges as of March 29, 2025 and December 31, 2024. The fair value of these FX forward contracts was less than $0.1 at March 29, 2025 and December 31, 2024.

In addition to the above, we entered FX forward contracts associated with the Settlement Agreement, to mitigate our exposure to fluctuations in the South African Rand, with a notional amount of South African Rand 480.9 (or $24.9 at the time of execution). We designated and accounted for these FX forward contracts as fair value hedges. These FX forward contracts matured during the third quarter of 2024 commensurate with the final payment under the Settlement Agreement. Refer to Note 3 for additional details.

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	March 29, 2025	March 30, 2024
Weighted-average number of common shares used in basic income per share	46.453	45.828
Dilutive securities — Employee stock options and restricted stock units	0.669	0.855
Weighted-average number of common shares and dilutive securities used in diluted income per share	47.122	46.683

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.114 and 0.248, respectively, for the three months ended March 29, 2025, and 0.123 and 0.321, respectively, for the three months ended March 30, 2024.

Long-Term Incentive Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2025 is included in our 2024 Annual Report on Form 10-K.
Awards granted on March 3, 2025 to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, and time-based restricted stock units (“RSU’s”), while other eligible employees were granted PSU’s and RSU’s. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the combined S&P 600 Small Cap Capital Goods Index and S&P 400 Mid Cap Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant.
Non-employee directors receive annual long-term incentive awards at the time of our annual meeting of stockholders, with the 2025 meeting scheduled for May 13, 2025.

Compensation expense related to long-term incentive awards totaled $3.7 and $3.3 for the three months ended March 29, 2025 and March 30, 2024, respectively. The related tax benefit was $0.6 for the three months ended March 29, 2025 and March 30, 2024.

PSU’s and RSU’s

We use the Monte Carlo simulation model valuation technique to determine the fair value of our restricted stock units that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU. We issued PSU’s to eligible participants on March 3, 2025 and February 28, 2024. We used the following assumptions in determining the fair value of these awards:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between Total Shareholder Return for SPX and the Applicable S&P Index
March 3, 2025
SPX	35.13%	—%	3.90%	46.64%
Peer group within S&P 600 Small Cap Capital Goods Index and S&P 400 Mid Cap Capital Goods Index	36.41%	n/a	3.90%
February 28, 2024
SPX	32.26%	—%	4.41%	49.34%
Peer group within S&P 600 Small Cap Capital Goods Index and S&P 400 Mid Cap Capital Goods Index	37.00%	n/a	4.41%

Annual expected stock price volatility is based on the three-year historical volatility. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.

The following table summarizes the PSU and RSU activity from December 31, 2024 through March 29, 2025:

	Unvested PSU’s and RSU’s	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2024	0.446	$79.22
Granted	0.130	119.88
Vested	(0.202)	57.41
Forfeited	(0.002)	82.67
Outstanding at March 29, 2025	0.372	$105.13

As of March 29, 2025, there was $24.1 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 2.4 years.

Stock Options

On March 3, 2025, we granted 0.044 stock options, all of which were outstanding (but not exercisable) as of March 29, 2025. The exercise price per share of these options is $138.60 and the maximum contractual term of these options is 10 years.

The fair value per share of the stock options granted on March 3, 2025 was $61.23. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected stock price volatility	38.75%
Annual expected dividend yield	—%
Risk-free interest rate	3.98%
Expected life of stock option (in years)	6

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

The following table summarizes the stock option activity from December 31, 2024 through March 29, 2025:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	0.787	$43.92
Exercised	(0.185)	12.85
Forfeited	(0.002)	71.93
Granted	0.044	138.60
Options outstanding at March 29, 2025	0.644	$59.40

As of March 29, 2025, there was $4.2 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 2.6 years.

Repurchases of Common Stock

On May 14, 2024, our Board of Directors authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our senior credit agreement. No share repurchases were effected pursuant to this and prior authorizations during the three months ended March 29, 2025.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 29, 2025 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$218.9	$2.6	$2.1	$223.6
Other comprehensive income (loss) before reclassifications	11.2	(0.1)	—	11.1
Amounts reclassified from accumulated other comprehensive income	—	(0.7)	(0.6)	(1.3)
Current-period other comprehensive income (loss)	11.2	(0.8)	(0.6)	9.8
Balance at end of period	$230.1	$1.8	$1.5	$233.4
__________________________
(1)Net of tax provision of $0.4 and $0.7 as of March 29, 2025 and December 31, 2024, respectively.
(2)Net of tax provision of $0.8 and $1.0 as of March 29, 2025 and December 31, 2024, respectively. The balances as of March 29, 2025 and December 31, 2024 include unamortized prior service credits.
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
_________________________
(1)Net of tax provision of $1.4 and $1.8 as of March 30, 2024 and December 31, 2023, respectively.
(2)Net of tax provision of $1.6 and $1.8 as of March 30, 2024 and December 31, 2023, respectively. The balances as of March 30, 2024 and December 31, 2023 include unamortized prior service credits.

The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the three months ended March 29, 2025 and March 30, 2024:

	Amount Reclassified from AOCI
	Three months ended
	March 29, 2025	March 30, 2024	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
Swaps	$(1.0)	$(2.4)	Interest expense
Pre-tax	(1.0)	(2.4)
Income taxes	0.3	0.6
	$(0.7)	$(1.8)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(0.8)	$(0.8)	Other income (expense), net
Income taxes	0.2	0.2
	$(0.6)	$(0.6)

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
Our recorded liabilities related to these matters, primarily associated with environmental matters, totaled $40.3 and $39.9 at March 29, 2025 and December 31, 2024, respectively. Of these amounts, $32.5 and $32.0 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at March 29, 2025 and December 31, 2024, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 16 sites, that we own or control, as of March 29, 2025 and December 31, 2024.
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
In the case of contamination at offsite, third-party disposal sites, as of March 29, 2025 and December 31, 2024, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled, and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
In our opinion, after considering accruals established for such purposes of $27.7 and $27.4 at March 29, 2025 and December 31, 2024, respectively, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows. That said, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of March 29, 2025, we had gross and net unrecognized tax benefits of $3.1. All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 29, 2025, gross accrued interest totaled $1.5 (net accrued interest of $1.4). As of March 29, 2025, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we do not believe that within the next 12 months our previously unrecognized tax benefits will decrease by a material amount. The previously unrecognized tax benefits relate to a variety of tax matters including transfer pricing and various foreign matters.
Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules
In December 2021, the OECD issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have issued, or are in the process of issuing, legislation to implement these rules. We are within the scope of the OECD Pillar Two model rules and continue to assess the impact thereof. As of March 29, 2025 and December 31, 2024, we had $2.0 and $1.8, respectively, accrued related to these taxes.
Other Tax Matters
For the three months ended March 29, 2025, we recorded an income tax provision of $6.2 on $57.9 of pre-tax income from continuing operations, resulting in an effective rate of 10.7%. This compares to an income tax provision for the three months ended March 30, 2024 of $1.9 on $51.1 of pre-tax income from continuing operations, resulting in an effective rate of 3.7%. The most significant item impacting the income tax provision for the first quarters of 2025 and 2024 was $8.5 and $10.9, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods.

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
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets — Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairments result in the asset being recorded at its fair value. Based on the inputs used in the impairment analyses, these assets are classified within Level 3 of the valuation hierarchy.
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
As of March 29, 2025, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value as provided quarterly by the investee. Based on these inputs, the equity security is classified within Level 3 of the valuation hierarchy. During the first quarter, the net asset value is updated based on the investee’s most recent audited financial statements. During the three months ended March 29, 2025 and March 30, 2024, we recorded a gain of $4.5 and a loss of $4.2, respectively, to “Other income (expense), net” to reflect the change in the estimated fair value of the equity security. As of March 29, 2025 and December 31, 2024, the equity security had an estimated fair value of $39.7 and $35.2, respectively. We are restricted from transferring this investment without approval of the manager of the investee.

Indebtedness and Other — The estimated fair value of our debt instruments as of March 29, 2025 and December 31, 2024 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

(18)    SUBSEQUENT EVENT
On April 15, 2025, we completed the acquisition of Sigma Heating and Cooling and Omega Heat Pump (“Sigma & Omega”) which specialize in highly engineered hydronic heating and cooling equipment, including vertical stack heat pumps and fan coils, institutional heating products, and both air-cooled and water-cooled commercial self-contained units. We purchased Sigma & Omega for net cash consideration of approximately $144.0. The acquisition was funded primarily through cash, supplemented by borrowings on our revolving credit facilities under our senior credit agreement. The post-acquisition operating results of Sigma & Omega will be reflected within our HVAC reportable segment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include the following: cyclical changes and specific industry events in our markets; changes in anticipated capital investment and maintenance expenditures by customers; changes in economic conditions in relevant global and North American markets, including as a result of the imposition, or threat of imposition, of tariffs, such as the significant tariffs announced by the U.S. government in 2025, including the broad tariffs announced in April 2025, and retaliatory tariffs announced in response thereto and other trade barriers or geopolitical conflicts; availability, limitations or cost increases of raw materials and/or commodities, including as a result of new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties that cannot be recovered in product pricing; the impact of competition on profit margins and our ability to maintain or increase market share; inadequate performance by third-party suppliers and subcontractors for outsourced products, components and services and other supply-chain risks; the uncertainty of claims resolution with respect to environmental and other contingent liabilities; the impact of climate change and any legal or regulatory actions taken in response thereto; cyber-security risks; risks with respect to the protection of intellectual property, including with respect to our digitalization initiatives; the impact of overruns, inflation and the incurrence of delays with respect to long-term fixed-price contracts; defects or errors in current or planned products; the impact of pandemics and governmental and other actions taken in response; domestic economic, political, legal, accounting and business developments adversely affecting our business, including regulatory changes; uncertainties with respect to our ability to identify acceptable acquisition targets; uncertainties surrounding timing and successful completion of acquisition or disposition transactions, including with respect to integrating acquisitions and achieving cost savings, synergistic sales or other benefits from acquisitions, including from the acquisition of Sigma & Omega; the impact of retained liabilities of disposed businesses; potential labor disputes; and extreme weather conditions and natural and other disasters. These and other risks and uncertainties are further discussed in other sections of this document. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2024 Annual Report on Form 10-K, in any subsequent filing with the U.S. Securities and Exchange Commission, as well as in any documents incorporated by reference that describe risks, uncertainties and other factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements, except to the extent we are legally required to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

IMPACTS OF TARIFFS AND OTHER COST INCREASES

On April 2, 2025, the U.S. government announced, and subsequently amended, significant additional tariffs on goods imported to the U.S. In response, certain governments, including China and Canada, announced significant retaliatory tariffs on goods imported from the U.S. We continue to analyze the impact of these tariffs, and any reciprocal tariffs, on our business. While we do not expect these new tariffs to have a direct material impact on our results of operations in fiscal year 2025, we are unable to determine the full extent or duration at this time, as well as the impact of such tariffs on general economic conditions in relevant global and North American markets. We believe that our diverse set of businesses, along with our strong balance sheet and available liquidity, position us well to manage the direct adverse impacts of the tariffs. We have taken actions to manage near-term costs and cash flows, and implemented actions to address potential material sourcing challenges we could face over the near-term. Lastly, we will continue to assess the actual and expected impacts of the tariffs and the need for further actions.

POTENTIAL IMPACTS OF GEOPOLITICAL CONFLICTS

Ongoing geopolitical conflicts, and governmental actions implemented in response to these conflicts, did not have a significant adverse impact on our operating results during the three months ended March 29, 2025 and March 30, 2024. We are monitoring the availability of certain raw materials that are supplied by businesses in the countries impacted by these conflicts. However, at this time, we do not expect the potential impact to be material to our operating results. These conflicts have created additional demand for certain products within our communication technologies business. The longer-term impact of these global events on our business is currently unknown due to the uncertainty around their duration and broader impact.

OTHER SIGNIFICANT MATTERS

•Acquisitions

◦Ingénia Technologies Inc. (“Ingénia”)
▪Acquired on February 7, 2024 for cash consideration of $292.0, net of (i) an adjustment to the purchase price of $2.1 received during the third quarter of 2024 related to acquired working capital and (ii) cash acquired of $1.5.
▪Post-acquisition operating results of Ingénia are included within our HVAC reportable segment.

◦Kranze Technology Solutions, Inc. (“KTS”)
▪Acquired on January 27, 2025 for cash consideration of $342.4, inclusive of amounts related to future service obligations of certain existing employees of $46.5.
▪The purchase price is subject to adjustment based upon the final settlement of working capital and cash as of the date of acquisition.
▪Post-acquisition operating results of KTS are included within our Detection and Measurement reportable segment.
▪See Note 3 to our condensed consolidated financial statements for additional details.

•Changes in Estimated Fair Value of an Equity Security
◦We recorded a gain of $4.5 and a loss of $4.2 during the three months ended March 29, 2025 and March 30, 2024, respectively.
◦See Note 17 to our condensed consolidated financial statements for additional details.

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended March 29, 2025 totaled $482.6, compared to $465.2 during the respective period in 2024. The increase in revenues during the three months ended March 29, 2025, compared to the respective prior-year period, was due primarily to (i) inorganic revenue growth resulting from the Ingénia and KTS acquisitions (within the HVAC and Detection and Measurement reportable segments, respectively) and (ii) organic revenue growth within the HVAC reportable segment, partially offset by an organic revenue decline within the Detection and Measurement reportable segment. The organic revenue growth within the HVAC reportable segment was due primarily to higher volumes of heating products associated with unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024. The organic revenue decline within the Detection and Measurement reportable segment was due primarily to lower volumes within (i) our aids to navigation project business, and (ii) our inspection and rehabilitation business due primarily to the timing of shipments of inspection products. These declines were partially offset by higher project volumes within our communication technologies business. Volumes within our project businesses, primarily within our communication technologies, aids to navigation, and transportation systems businesses, can vary from period to period based on the timing of project execution.

During the three months ended March 29, 2025, we generated operating income of $66.6, compared to $64.6 for the respective period in 2024. The increase in operating income during the three months ended March 29, 2025 was due primarily to higher income from our HVAC and Detection and Measurement reportable segments of $10.7, collectively, partially offset by increases in intangible asset amortization expense of $4.9 and acquisition-related costs of $3.8, primarily related to the KTS and Ingénia acquisitions. The increase in income for our HVAC reportable segment was primarily due to the revenue growth mentioned above. The increase in income for our Detection and Measurement reportable segment was due primarily to (i) favorable product mix, primarily within our communication technologies business, and (ii) the acquisition of KTS. These increases were partially offset by the impact of the organic revenue decline mentioned above.

Cash flows used in operating activities associated with continuing operations totaled $10.4 for the three months ended March 29, 2025, compared to cash flows from operating activities of $10.7 during the three months ended March 30, 2024. The decrease in cash flows from operating activities was due primarily to amounts paid into an escrow account in connection with the KTS acquisition related to future service obligations of certain employees totaling $46.5 as required by the acquisition agreement, partially offset by (i) the increase in income, exclusive of the non-cash expenses incurred during the respective periods, discussed above and (ii) a payment, during the three months ended March 28, 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2024 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2025 are March 29, June 28, and September 27, compared to the respective March 30, June 29, and September 28, 2024 dates. We had two less days in the first quarter of 2025 and will have one more day in the fourth quarter of 2025 than in the respective 2024 periods.
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

The following table provides selected financial information for the three months ended March 29, 2025 and March 30, 2024:

	Three months ended
	March 29, 2025	March 30, 2024	% Change
Revenues	$482.6	$465.2	3.7
Gross profit	195.9	182.9	7.1
% of revenues	40.6%	39.3%
Selling, general and administrative expense	109.5	102.9	6.4
% of revenues	22.7%	22.1%
Intangible amortization	19.7	14.8	33.1
Special charges, net	0.1	0.6	*
Other income (expense), net	2.7	(4.0)	*
Interest expense, net	(11.4)	(9.5)	20.0
Income from continuing operations before income taxes	57.9	51.1	13.3
Income tax provision	(6.2)	(1.9)	226.3
Income from continuing operations	51.7	49.2	5.1

Components of revenue increase:
Organic			0.4
Foreign currency			(0.4)
Acquisitions			3.7
Net revenue increase			3.7
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three months ended March 29, 2025, the increase in revenues, compared to the respective period in 2024, was due primarily to (i) inorganic revenue growth resulting from the Ingénia and KTS acquisitions (within the HVAC and Detection and Measurement reportable segments, respectively) and (ii) organic revenue growth within the HVAC reportable segment, partially offset by an organic revenue decline within the Detection and Measurement reportable segment. The organic revenue growth within the HVAC reportable segment was due primarily to higher volumes of heating products associated with unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024. The organic revenue decline within the Detection and Measurement reportable segment was due primarily to lower volumes within (i) our aids to navigation project business, and (ii) our inspection and rehabilitation business due primarily to the timing of shipments of inspection products. These declines were partially offset by higher project volumes within our communication technologies business. Volumes within our project businesses, primarily within our communication technologies, aids to navigation, and transportation systems businesses, can vary from period to period based on the timing of project execution.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three months ended March 29, 2025, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective period in 2024, was due primarily to (i) favorable product mix, primarily within our communication technologies business, and (ii) the impact of the inorganic revenue growth mentioned above.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended March 29, 2025, the increase in SG&A expense, compared to the respective period in 2024, was due primarily to (i) higher acquisition and integration-related costs of $4.2, and (ii) incremental SG&A resulting from the acquisitions of KTS and Ingénia of $1.5.

Intangible Amortization — For the three months ended March 29, 2025, the increase in intangible asset amortization expense, compared to the respective period in 2024, was primarily related to incremental amortization associated with (i) backlog from the KTS acquisition and (ii) other intangible assets associated with the acquisitions of KTS and Ingénia.

Special Charges, net — Special charges, net for the three months ended March 29, 2025 related primarily to severance costs associated with restructuring actions. See Note 7 to our condensed consolidated financial statements for additional details.

Other Income (Expense), net — Other income, net, for the three months ended March 29, 2025 was composed primarily of a gain of $4.5 related to a change in the estimated fair value of an equity security that we hold and $1.7 of income derived from company-owned life insurance (“COLI”) policies, partially offset by environmental remediation charges of $1.2, pension and postretirement expense of $1.4 (including net settlement and actuarial losses of $0.8), foreign currency transaction losses of $0.5 and losses on disposal of property, plant and equipment of $0.4.

Other expense, net, for the three months ended March 30, 2024 was composed primarily of a loss of $4.2 related to a change in the estimated fair value of an equity security that we hold, environmental remediation charges of $0.8, and pension and postretirement expense of $0.4, partially offset by income of $0.9 derived from COLI policies and foreign currency transaction gains of $0.5.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three months ended March 29, 2025, compared to the respective period in 2024, was the result of higher average debt balances. The higher average debt balances primarily resulted from borrowings associated with the KTS acquisition. Refer to Note 12 to the condensed consolidated financial statements for additional details.

Income Tax Provision — For the three months ended March 29, 2025, we recorded an income tax provision of $6.2 on $57.9 of pre-tax income from continuing operations, resulting in an effective rate of 10.7%. This compares to an income tax provision for the three months ended March 30, 2024 of $1.9 on $51.1 of pre-tax income from continuing operations, resulting in an effective rate of 3.7%. The most significant item impacting the income tax provision for the first quarters of 2025 and 2024 was $8.5 and $10.9, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 6 to our condensed consolidated financial statements for a description of our reportable segments.
HVAC Reportable Segment

	Three months ended
	March 29, 2025	March 30, 2024	% Change
Revenues	$323.0	$302.4	6.8
Income	73.9	68.4	8.0
% of revenues	22.9%	22.6%
Components of revenue increase:
Organic			4.4
Foreign currency			(0.5)
Acquisitions			2.9
Net revenue increase			6.8
Revenues — For the three months ended March 29, 2025, the increase in revenues, compared to the respective period in 2024, was due primarily to organic revenue growth and inorganic revenue growth resulting from the Ingénia acquisition. The organic revenue growth was due primarily to higher volumes of heating products associated with unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024.

Income — For the three months ended March 29, 2025, the increase in income and margin, compared to the respective period in 2024, was due primarily to the revenue growth mentioned above.

Backlog — The segment had backlog of $451.3 and $461.9 as of March 29, 2025 and March 30, 2024, respectively.

Detection and Measurement Reportable Segment

	Three months ended
	March 29, 2025	March 30, 2024	% Change
Revenues	$159.6	$162.8	(2.0)
Income	36.6	31.4	16.6
% of revenues	22.9%	19.3%
Components of revenue decline:
Organic			(6.9)
Foreign currency			(0.3)
Acquisitions			5.2
Net revenue decline			(2.0)
Revenues — For the three months ended March 29, 2025, the decrease in revenues, compared to the respective period in 2024, was due primarily to lower volumes within (i) our aids to navigation project business, and (ii) our inspection and rehabilitation business due primarily to the timing of shipments of inspection products. These declines were partially offset by higher project volumes within our communication technologies business and inorganic revenue growth resulting from the KTS acquisition. Volumes within our project businesses, primarily within our communication technologies, aids to navigation, and transportation systems businesses, can vary from period to period based on the timing of project execution.

Income — For the three months ended March 29, 2025, the increase in income and margin, compared to the respective period in 2024, was primarily due to (i) favorable mix, primarily within our communication technologies business, and (ii) the acquisition of KTS. These increases were partially offset by the impact of the organic revenue decline mentioned above.

Backlog — The segment had backlog of $345.5 and $206.5 as of March 29, 2025 and March 30, 2024, respectively. Backlog associated with the KTS acquisition totaled $48.6 as of March 29, 2025.

CORPORATE AND OTHER EXPENSES

	Three months ended
	March 29, 2025	March 30, 2024	% Change
Total consolidated revenues	$482.6	$465.2	3.7
Corporate expense	14.0	13.9	0.7
% of revenues	2.9%	3.0%
Long-term incentive compensation expense	3.7	3.3	12.1

Corporate Expense — Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters in Charlotte, North Carolina.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in long-term incentive compensation expense in 2025, compared to 2024, was due primarily to (i) an increase in the fair value of performance-based share awards resulting from plan design changes affected beginning in 2024, which increased the maximum potential payout range from 150% to 200% of target, and (ii) the accumulation of awards related to recent changes in certain key management positions.

See Note 14 to our condensed consolidated financial statements for further details on our long-term incentive compensation plans.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 29, 2025 and March 30, 2024.

	Three months ended
	March 29, 2025	March 30, 2024
Continuing operations:
Cash flows from (used in) operating activities	$(10.4)	$10.7
Cash flows used in investing activities	(306.6)	(303.9)
Cash flows from financing activities	335.7	292.7
Cash flows used in discontinued operations	(0.5)	(0.2)
Change in cash and equivalents due to changes in foreign currency exchange rates	2.6	1.3
Net change in cash and equivalents	$20.8	$0.6
Operating Activities — The decrease in cash flows during the three months ended March 29, 2025, compared to the respective period in 2024, was due primarily to amounts paid into an escrow account in connection with the KTS acquisition related to future service obligations of certain employees of $46.5, partially offset by (i) the increase in income, exclusive of the non-cash expenses incurred during the respective periods, discussed previously and (ii) a payment, during the three months ended March 30, 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0.

Investing Activities — Cash flows used in investing activities for the three months ended March 29, 2025 were comprised primarily of net cash utilized in acquisitions, including KTS, of $304.1 and capital expenditures of $5.5 partially offset by net proceeds from COLI policies of $3.0.

Cash flows used in investing activities for the three months ended March 30, 2024 were comprised primarily of net cash utilized in the acquisition of Ingénia of $294.1 and capital expenditures of $9.9.

Financing Activities — Cash flows from financing activities for the three months ended March 29, 2025 were comprised of net borrowings under our credit facilities and trade receivables financing arrangement of $295.0 and $50.0, respectively, primarily in connection with the KTS acquisition and net borrowings under our other various debt instruments of $0.5. These net borrowings were partially offset by minimum tax withholdings paid on behalf of employees related to long-term incentive awards, net of proceeds from options exercised, of $9.8.

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

Discontinued Operations — Cash used in discontinued operations for the three months ended March 29, 2025 relate primarily to disbursements for costs incurred to support our wound-down DBT Technologies (PTY) LTD (“DBT”) subsidiary through actions associated with the liquidation of a subcontractor.

Cash used in discontinued operations for the three months ended March 30, 2024 relate primarily to disbursements for liabilities retained in connection with previous dispositions.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first quarters of 2025 and 2024.

Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the three months ended March 29, 2025.

	December 31, 2024	Borrowings	Repayments	Other(5)	March 29, 2025
Revolving loans(1)	$80.0	$393.0	$(98.0)	$—	$375.0
Term loans(2)	523.4	—	—	0.1	523.5
Trade receivables financing arrangement(3)	9.0	135.0	(85.0)	—	59.0
Other indebtedness(4)	2.3	0.6	(0.1)	—	2.8
Total debt	614.7	$528.6	$(183.1)	$0.1	960.3
Less: short-term debt	10.1				60.7
Less: current maturities of long-term debt	27.6				27.6
Total long-term debt	$577.0				$872.0
__________________________
(1)The revolving credit facility extends through August 2027 under the terms of our senior credit agreement and is primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and was utilized as the primary funding mechanism for the KTS acquisition.
(2)The term loans are repayable in quarterly installments equal to 1.25% of the initial term loan balances of $545.0, in all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.1 and $1.2 at March 29, 2025 and December 31, 2024, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At March 29, 2025, we had $9.3 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $59.0.
(4)Primarily includes balances under a purchase card program of $1.7 and $1.1 and finance lease obligations of $1.1 and $1.2 at March 29, 2025 and December 31, 2024, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the impact of amortization of debt issuance costs associated with the term loans.
At March 29, 2025, we were in compliance with all covenants of our senior credit agreement.
Availability — At March 29, 2025, we had $614.0 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $375.0 and $11.0 reserved for outstanding letters of credit. In addition, at March 29, 2025, we had $12.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $12.2 reserved for outstanding letters of credit.
Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, finance leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.

We have investments in COLI policies, which are recorded at their cash surrender value of $36.3 and $36.2 at March 29, 2025 and December 31, 2024, respectively. We have the ability to borrow against a portion of our investment in the COLI policies as an additional source of liquidity. The amounts borrowed totaled $39.0 at March 29, 2025 and December 31, 2024 and incur interest at a rate of 5.3%. After such borrowings, minimal capacity to borrow against the policies remains. See Note 12 to the consolidated financial statements for additional information.

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
Other Matters
Contractual Obligations — Other than the borrowings under our revolving loan facility in connection with the KTS acquisition discussed above and further borrowings under that facility to fund, together with available cash, the acquisition on April 15, 2025 of Sigma & Omega, as described in Note 18 to our condensed consolidated financial statements, there have been no material changes in the amounts of our contractual obligations from those disclosed in our 2024 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $4.5 as of March 29, 2025. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we do not believe that within the next 12 months our previously unrecognized tax benefits will decrease by a material amount.

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
In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” herein, and “Risk Factors” in our 2024 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2024 Annual Report on Form 10-K, the discussion within which is incorporated herein by reference. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2024 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2024 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 29, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2025.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 29, 2025 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 15, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Other than as noted below, there have been no material changes to our risk factors as previously disclosed in our 2024 Annual Report on Form 10-K:

Worldwide economic conditions could negatively impact our businesses.

Poor macroeconomic conditions could negatively impact our businesses by adversely affecting, among other things, our:

•Revenues;
•Margins;
•Profits;
•Cash flows;
•Customers’ orders, including order cancellation activity or delays on new or existing orders;
•Customers’ ability to access credit;
•Customers’ ability to pay amounts due to us; and
•Suppliers’ and distributors’ ability to perform and the availability and costs of materials and subcontracted services.

Our results of operations and prospects could be negatively impacted by downturns in economic conditions in relevant global and North American markets, including as a result of the imposition, or threat of imposition, of tariffs and other trade barriers, such as the significant tariffs announced by the U.S. government in 2025, and retaliatory tariffs announced in response thereto. In addition, economic instabilities resulting from geopolitical activities, including instabilities associated with armed conflicts, and the imposition of governmental sanctions in response thereto, and any conflict or threat of conflict that may affect any other nations, could negatively impact our results of operations and prospects.

ITEM 5. Other Information

No director or officer of SPX adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 29, 2025.

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

SPX TECHNOLOGIES, INC.
(Registrant)

Date: May 1, 2025	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: May 1, 2025	By	/s/ Mark A. Carano
Vice President, Chief Financial Officer and Treasurer