Form 10-Q
period 2025-06-28
SPX Technologies, Inc.
filed 2025-08-01
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025

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
Common shares outstanding July 25, 2025, 46,758,155

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	$552.4	$501.3	$1,035.0	$966.5
Costs and expenses:
Cost of products sold	323.5	300.5	610.2	582.8
Selling, general and administrative	117.2	101.2	226.7	204.1
Intangible amortization	24.6	16.8	44.3	31.6
Special charges, net	—	(0.2)	0.1	0.4
Other operating expense, net	0.5	8.4	0.5	8.4
Operating income	86.6	74.6	153.2	139.2

Other income (expense), net	(2.1)	(1.7)	0.6	(5.7)
Interest expense	(15.6)	(12.8)	(27.9)	(22.6)
Interest income	1.0	0.3	1.9	0.6
Income from continuing operations before income taxes	69.9	60.4	127.8	111.5
Income tax provision	(17.4)	(15.2)	(23.6)	(17.1)
Income from continuing operations	52.5	45.2	104.2	94.4

Income (loss) from discontinued operations, net of tax	—	—	—	—
Loss on disposition of discontinued operations, net of tax	(0.3)	(1.0)	(0.8)	(1.2)
Loss from discontinued operations, net of tax	(0.3)	(1.0)	(0.8)	(1.2)

Net income	$52.2	$44.2	$103.4	$93.2

Basic income per share of common stock:
Income from continuing operations	$1.12	$0.98	$2.24	$2.05
Loss from discontinued operations	—	(0.02)	(0.02)	(0.03)
Net income per share	$1.12	$0.96	$2.22	$2.02

Weighted-average number of common shares outstanding — basic	46.716	46.246	46.586	46.038

Diluted income per share of common stock:
Income from continuing operations	$1.10	$0.96	$2.21	$2.01
Loss from discontinued operations	—	(0.02)	(0.02)	(0.02)
Net income per share	$1.10	$0.94	$2.19	$1.99

Weighted-average number of common shares outstanding — diluted	47.396	47.158	47.255	46.901

Comprehensive income	$82.6	$38.2	$143.6	$77.0

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 28, 2025	December 31, 2024
ASSETS
Current assets:
Cash and equivalents	$132.8	$156.9
Accounts receivable, net	363.8	313.6
Contract assets	42.0	11.3
Inventories, net	321.9	271.0
Other current assets	60.1	31.5
Total current assets	920.6	784.3
Property, plant and equipment:
Land	23.2	23.5
Buildings and leasehold improvements	116.9	113.3
Machinery and equipment	325.1	308.1
	465.2	444.9
Accumulated depreciation	(238.3)	(226.9)
Property, plant and equipment, net	226.9	218.0
Goodwill	1,040.9	834.5
Intangibles, net	914.7	703.0
Other assets	193.2	164.1
Deferred income taxes	2.5	2.4
Assets of DBT and Heat Transfer (includes cash and equivalents of $4.1 and $4.5 at June 28, 2025 and December 31, 2024, respectively) (Note 3)	7.9	8.2
TOTAL ASSETS	$3,306.7	$2,714.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140.3	$128.1
Contract liabilities	76.5	62.3
Accrued expenses	166.2	170.8
Income taxes payable	16.0	19.4
Short-term debt	41.4	10.1
Current maturities of long-term debt	27.6	27.6
Total current liabilities	468.0	418.3

Long-term debt	950.3	577.0
Deferred and other income taxes	118.7	97.8
Other long-term liabilities	223.0	224.2
Liabilities of DBT and Heat Transfer (Note 3)	13.4	12.8
Total long-term liabilities	1,305.4	911.8
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (54,445,337 and 46,737,199 issued and outstanding at June 28, 2025, respectively, and 54,196,620 and 46,368,240 issued and outstanding at December 31, 2024, respectively)	0.6	0.5
Paid-in capital	1,371.6	1,373.5
Retained earnings	342.2	238.8
Accumulated other comprehensive income	263.8	223.6
Common stock in treasury (7,708,138 and 7,828,380 shares at June 28, 2025 and December 31, 2024, respectively)	(444.9)	(452.0)
Total stockholders' equity	1,533.3	1,384.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,306.7	$2,714.5

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended June 28, 2025
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at March 29, 2025	$0.5	$1,364.8	$290.0	$233.4	$(445.3)	$1,443.4
Net income	—	—	52.2	—	—	52.2
Other comprehensive income, net	—	—	—	30.4	—	30.4
Incentive plan activity	0.1	3.4	—	—	—	3.5
Long-term incentive compensation expense	—	3.9	—	—	—	3.9
Restricted stock unit vesting	—	(0.5)	—	—	0.4	(0.1)
Balance at June 28, 2025	$0.6	$1,371.6	$342.2	$263.8	$(444.9)	$1,533.3

	Six months ended June 28, 2025
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2024	$0.5	$1,373.5	$238.8	$223.6	$(452.0)	$1,384.4
Net income	—	—	103.4	—	—	103.4
Other comprehensive income, net	—	—	—	40.2	—	40.2
Incentive plan activity	0.1	9.9	—	—	—	10.0
Long-term incentive compensation expense	—	7.6	—	—	—	7.6
Restricted stock unit vesting	—	(19.4)	—	—	7.1	(12.3)
Balance at June 28, 2025	$0.6	$1,371.6	$342.2	$263.8	$(444.9)	$1,533.3

	Three months ended June 29, 2024
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at March 30, 2024	$0.5	$1,351.6	$87.3	$250.9	$(452.8)	$1,237.5
Net income	—	—	44.2	—	—	44.2
Other comprehensive loss, net	—	—	—	(6.0)	—	(6.0)
Incentive plan activity	—	4.5	—	—	—	4.5
Long-term incentive compensation expense	—	3.7	—	—	—	3.7
Restricted stock unit vesting	—	(0.7)	—	—	0.6	(0.1)
Balance at June 29, 2024	$0.5	$1,359.1	$131.5	$244.9	$(452.2)	$1,283.8

	Six months ended June 29, 2024
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2023	$0.5	$1,353.6	$38.3	$261.1	$(458.9)	$1,194.6
Net income	—	—	93.2	—	—	93.2
Other comprehensive loss, net	—	—	—	(16.2)	—	(16.2)
Incentive plan activity	—	14.3	—	—	—	14.3
Long-term incentive compensation expense	—	7.0	—	—	—	7.0
Restricted stock unit vesting	—	(15.8)	—	—	6.7	(9.1)
Balance at June 29, 2024	$0.5	$1,359.1	$131.5	$244.9	$(452.2)	$1,283.8

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 28, 2025	June 29, 2024
Cash flows from (used in) operating activities:
Net income	$103.4	$93.2
Less: Loss from discontinued operations, net of tax	(0.8)	(1.2)
Income from continuing operations	104.2	94.4
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	0.1	0.4
(Gain) loss on change in fair value of equity security	(4.5)	4.2
Amortization of compensation expense related to acquisition (Refer to Note 3)	10.9	—
Deferred and other income taxes	(2.3)	(10.6)
Depreciation and amortization	59.5	44.4
Pension and other employee benefits	8.7	6.9
Long-term incentive compensation	7.6	7.0
Other, net	0.1	(3.0)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(63.1)	(29.8)
Contribution related to employee retention agreements from acquisition (Refer to Note 3)	(46.5)	—
Inventories	(16.2)	(10.7)
Accounts payable, accrued expenses and other	(24.6)	(33.0)
Cash spending on restructuring actions	(0.9)	(0.8)
Net cash from continuing operations	33.0	69.4
Net cash used in discontinued operations	(1.4)	(1.4)
Net cash from operating activities	31.6	68.0
Cash flows from (used in) investing activities:
Proceeds/borrowings related to company-owned life insurance policies, net	3.1	42.9
Business acquisitions, net of cash acquired	(447.7)	(294.1)
Capital expenditures	(13.2)	(20.3)
Net cash used in continuing operations	(457.8)	(271.5)
Net cash from (used in) discontinued operations	—	—
Net cash used in investing activities	(457.8)	(271.5)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	478.0	575.2
Repayments under senior credit facilities	(104.8)	(382.0)
Borrowings under trade receivables arrangement	179.0	132.0
Repayments under trade receivables arrangement	(148.0)	(93.0)
Net borrowings (repayments) under other financing arrangements	0.2	(0.8)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(9.1)	(0.9)
Net cash from continuing operations	395.3	230.5
Net cash from (used in) discontinued operations	—	—
Net cash from financing activities	395.3	230.5
Change in cash and equivalents due to changes in foreign currency exchange rates	6.4	1.1
Net change in cash and equivalents	(24.5)	28.1
Consolidated cash and equivalents, beginning of period	161.4	104.9
Consolidated cash and equivalents, end of period	$136.9	$133.0

	Six months ended
	June 28, 2025	June 29, 2024
Components of cash and equivalents:
Cash and equivalents	$132.8	$128.1
Cash and equivalents included in assets of DBT and Heat Transfer	4.1	4.9
Total cash and equivalents	$136.9	$133.0

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
Acquisition of Sigma & Omega
On April 15, 2025, we completed the acquisition of Sigma Heating and Cooling and Omega Heat Pump (“Sigma & Omega”) which specialize in highly engineered hydronic heating and cooling equipment, including vertical stack heat pumps and fan coils, institutional heating products, and both air-cooled and water-cooled commercial self-contained units. We purchased Sigma & Omega for cash consideration of $143.6, net of cash acquired of $0.2. The purchase price is subject to adjustment based on the final calculation of working capital and cash as of the date of acquisition. The acquisition was financed primarily through cash on hand, supplemented by borrowings on our revolving credit facilities under our senior credit facilities. The post-acquisition operating results of Sigma & Omega are reflected within our HVAC reportable segment.
The assets acquired and liabilities assumed in the KTS and Sigma & Omega transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain tax amounts and other judgmental reserves.

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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2025 are March 29, June 28, and September 27, compared to the respective March 30, June 29, and September 28 dates of 2024. We had two less days in the first quarter of 2025 and will have one more day in the fourth quarter of 2025 than in the respective 2024 periods. It is not practicable to estimate the impact of the two less days on our consolidated operating results for the six months ended June 28, 2025, when compared to the consolidated operating results for the respective 2024 period.

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

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
Acquisitions

From time to time, we may make acquisitions that do not significantly impact our financial position or statements of operations. These acquisitions primarily complement our existing business operations or strategic initiatives with no significant impact to our financial outlook and end markets, nor requiring a significant investment of resources. Such acquisitions are not separately identified within this report on Form 10-Q. During the six months ended June 28, 2025, cash outflows, net of cash acquired, related to this activity totaled $8.2. The post-acquisition operating results are reflected within our HVAC reportable segment and have no significant impact to our financial outlook and end markets.

Acquisition of Sigma & Omega

As indicated in Note 1, on April 15, 2025, we completed the acquisition of Sigma & Omega for cash consideration of $143.6, net of cash acquired of $0.2. The purchase price is subject to adjustment based on the final calculation of working capital and cash as of the date of acquisition. The pro forma effect of this acquisition is not material to our condensed consolidated results of operations.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Sigma & Omega as of April 15, 2025:

Assets acquired:
Current assets, including cash and equivalents of $0.2	$17.3
Property, plant and equipment	1.1
Goodwill	75.8
Intangible assets	77.6
Total assets acquired	171.8

Current liabilities assumed	7.4
Deferred and other income taxes	20.6

Net assets acquired	$143.8
The identifiable intangible assets acquired consist of customer relationships, customer backlog, technology, and definite-lived trademarks of $56.3, $8.9, $8.5, and $3.9, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize the customer relationships and contracts, customer backlog, technology, and definite-lived trademarks over 11.0, 1.0, 9.0, and 8.0 years, respectively.

We acquired gross receivables of $9.6, which had a fair value of $9.3 at the acquisition date based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected domestic and global market growth for Sigma & Omega's existing operations, increased volumes achieved by selling Sigma & Omega products through existing SPX sales channels, procurement and operational savings and efficiencies, and various other factors. We expect none of the goodwill described above to be deductible for tax purposes.

We recognized revenues and a net loss for Sigma & Omega of $15.1 and $0.4, respectively, for the three and six months ended June 28, 2025, with the net loss impacted by charges during the three months ended June 28, 2025 of $4.4 associated with amortization of the various intangible assets mentioned above.

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

In connection with the acquisition of KTS, and as required by the acquisition agreement, we assumed employee retention agreements with certain employees, totaling $46.5, that include future service obligations. In the event employees forfeit any amounts under the terms of the agreements, such amounts are due to the seller of KTS. We funded the amounts related to these retention agreements through a reduction in the purchase price, with $46.5 paid into an escrow account at the time of the acquisition closing, as required by the acquisition agreement. The deferred compensation assets related to these agreements will be amortized over the agreement terms which range from 2 to 8 years. During the three and six months ended June 28, 2025, we recognized compensation costs of $6.6 and $10.9, respectively, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations, related to such retention agreements. The remaining deferred compensation assets of $19.5 and $16.1 are recorded within “Other current assets” and “Other assets”, respectively, within our condensed consolidated balance sheet as of June 28, 2025.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for KTS as of January 27, 2025:

Assets acquired:
Current assets(1)	$61.1
Property, plant and equipment	5.5
Goodwill	105.0
Intangible assets	164.5
Other assets(1)	26.4
Total assets acquired	362.5

Current liabilities assumed	15.4
Other long-term liabilities	4.7

Net assets acquired	$342.4
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

We recognized revenues and net losses for KTS of $21.6 and $30.1, and $2.5 and $8.9, respectively, for the three and six months ended June 28, 2025, with the net losses impacted by charges during the three and six months ended June 28, 2025 of (i) $6.6 and $10.9, respectively, for amortization of compensation costs related to acquired retention agreements, (ii) $6.0 and $9.2, respectively, associated with amortization of the various intangible assets mentioned above, and (iii) $0.5 and $0.8, respectively, associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold.

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

The identifiable intangible assets acquired consist of technology, customer relationships and contracts, trademarks, and customer backlog of $46.7, $23.5, $13.9, and $13.8, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize the technology, customer relationships, trademarks, and customer backlog assets over 12.0, 7.0, 8.0, and 1.0 years, respectively.

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

During the three and six months ended June 28, 2025, we incurred acquisition-related and other costs for Ingénia, KTS and Sigma & Omega of $7.7 and $15.6, respectively. During the three and six months ended June 29, 2024 we incurred acquisition-related and other costs for Ingénia of $1.3 and $3.9, respectively. These costs have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations. In addition, we recorded these amounts as shown below within consolidated operating income in Note 6:

Acquisition-related and other costs for Ingénia, KTS and Sigma & Omega
	Three months ended		Six months ended
Affected line item in Note 6	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Corporate expense	$1.4	$0.6	$3.6	$2.9
Acquisition-related and other costs	6.3	0.7	12.0	1.0
Consolidated operating income	$7.7	$1.3	$15.6	$3.9

The following unaudited pro forma information presents our condensed consolidated results of operations for the three and six months ended June 28, 2025 and June 29, 2024, respectively, as if the acquisitions of KTS and Ingénia had taken place on January 1, 2024 and January 1, 2023, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of our condensed consolidated results of operations that would have been reported had the acquisitions been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of KTS and Ingénia. These pro forma consolidated results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisitions, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment, intangible assets and compensation costs related to acquired retention agreements, adjustments to reflect charges associated with acquisition-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred beginning during the first quarter of 2024 for KTS and first quarter of 2023 for Ingénia, and the related income tax effects.

	Three months ended		Six months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	$552.4	$519.5	$1,037.7	$1,011.1
Income from continuing operations	58.0	38.1	111.9	77.2
Net income	57.7	37.1	111.1	76.0

Income from continuing operations per share of common stock:
Basic	$1.24	$0.82	$2.40	$1.68
Diluted	$1.22	$0.81	$2.37	$1.65

Net income per share of common stock:
Basic	$1.24	$0.80	$2.38	$1.65
Diluted	$1.22	$0.79	$2.35	$1.62

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

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of June 28, 2025 and December 31, 2024. The major line items constituting DBT’s assets and liabilities as of June 28, 2025 and December 31, 2024 are shown below:

	June 28, 2025	December 31, 2024
ASSETS
Cash and equivalents	$4.0	$4.4
Other current assets(1)	3.5	3.4
Total assets of DBT	$7.5	$7.8
LIABILITIES
Accounts payable(1)	$0.7	$0.7
Contract liabilities(1)	2.2	2.0
Accrued expenses(1)	6.0	5.8
Other long-term liabilities(1)	4.4	4.2
Total liabilities of DBT	$13.3	$12.7
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
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of June 28, 2025 and December 31, 2024. The major line items constituting Heat Transfer’s assets and liabilities as of June 28, 2025 and December 31, 2024 are shown below:

	June 28, 2025	December 31, 2024
ASSETS
Cash and equivalents	$0.1	$0.1
Other current assets	0.3	0.3
Total assets of Heat Transfer	$0.4	$0.4
LIABILITIES
Accounts payable	$0.1	$0.1
Total liabilities of Heat Transfer	$0.1	$0.1

Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g. income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the three and six months ended June 28, 2025 and June 29, 2024, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Loss from discontinued operations(1)	$(0.3)	$(0.6)	$(0.8)	$(1.0)
Income tax provision	—	(0.4)	—	(0.2)
Loss from discontinued operations, net	$(0.3)	$(1.0)	$(0.8)	$(1.2)
________________________________
(1)Loss for the three and six months ended June 28, 2025 and June 29, 2024 related primarily to costs incurred to support DBT through the subcontractor liquidation process mentioned above.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and six months ended June 28, 2025 and June 29, 2024:

	Three months ended June 28, 2025
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$238.8	$—	$238.8
Hydronic heating, electrical heating, and ventilation	137.9	—	137.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	69.5	69.5
Communication technologies, aids to navigation, and transportation systems	—	106.2	106.2
	$376.7	$175.7	$552.4

Timing of Revenue Recognition
Revenues recognized at a point in time	$345.4	$151.9	$497.3
Revenues recognized over time	31.3	23.8	55.1
	$376.7	$175.7	$552.4

	Six months ended June 28, 2025
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$437.9	$—	$437.9
Hydronic heating, electrical heating, and ventilation	261.8	—	261.8
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	126.2	126.2
Communication technologies, aids to navigation, and transportation systems	—	209.1	209.1
	$699.7	$335.3	$1,035.0

Timing of Revenue Recognition
Revenues recognized at a point in time	$649.5	$293.4	$942.9
Revenues recognized over time	50.2	41.9	92.1
	$699.7	$335.3	$1,035.0

	Three months ended June 29, 2024
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$244.6	$—	$244.6
Hydronic heating, electrical heating, and ventilation	111.9	—	111.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	66.1	66.1
Communication technologies, aids to navigation, and transportation systems	—	78.7	78.7
	$356.5	$144.8	$501.3

Timing of Revenue Recognition
Revenues recognized at a point in time	$315.0	$120.7	$435.7
Revenues recognized over time	41.5	24.1	65.6
	$356.5	$144.8	$501.3

	Six months ended June 29, 2024
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$432.4	$—	$432.4
Hydronic heating, electrical heating, and ventilation	226.5	—	226.5
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	127.1	127.1
Communication technologies, aids to navigation, and transportation systems	—	180.5	180.5
	$658.9	$307.6	$966.5

Timing of Revenue Recognition
Revenues recognized at a point in time	$597.4	$258.7	$856.1
Revenues recognized over time	61.5	48.9	110.4
	$658.9	$307.6	$966.5

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

Our contract balances consisted of the following as of June 28, 2025 and December 31, 2024:

Contract Balances	June 28, 2025	December 31, 2024	Change
Contract Accounts Receivable(1)	$355.5	$305.4	$50.1
Contract Assets	42.0	11.3	30.7
Contract Liabilities - current	(76.5)	(62.3)	(14.2)
Contract Liabilities - non-current(2)	(3.5)	(4.0)	0.5
Net contract balance	$317.5	$250.4	$67.1
___________________________
(1)Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2)Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.

Our contract balances consisted of the following as of June 29, 2024 and December 31, 2023:

Contract Balances	June 29, 2024	December 31, 2023	Change
Contract Accounts Receivable	$319.3	$275.4	$43.9
Contract Assets	32.0	16.6	15.4
Contract Liabilities - current	(61.7)	(73.5)	11.8
Contract Liabilities - non-current	(3.7)	(4.0)	0.3
Net contract balance	$285.9	$214.5	$71.4
The timing of revenue recognition, invoicing and cash collections results in Contract Accounts Receivable, contract assets, and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. In general, we receive payments from customers based on a billing schedule established in our contracts. During the three and six months ended June 28, 2025, changes in contract balances were not significantly impacted by any other factors besides the acquisition of KTS. At June 28, 2025, Contract Account Receivables, contract assets, and current contract liabilities attributable to KTS were $2.7, $5.1, and $8.6, respectively.
During the three and six months ended June 28, 2025, we recognized revenues of $10.3 and $39.0, respectively, related to our contract liabilities at December 31, 2024. During the three and six months ended June 29, 2024, we recognized revenues of $14.2 and $40.7, respectively, related to our contract liabilities at December 31, 2023.
Performance Obligations

As of June 28, 2025, the aggregate amount allocated to remaining performance obligations was $221.4. We expect to recognize revenue on approximately 45% and 61% of these remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There have been no material changes to our finance leases during the three and six months ended June 28, 2025.

During the six months ended June 28, 2025 lease obligations were not significantly impacted by any other factors besides the acquisition of KTS. At June 28, 2025, we obtained operating right-of-use assets in exchange for new lease obligations of $4.9 related to the KTS acquisition.

(6)    INFORMATION ON REPORTABLE SEGMENTS AND CORPORATE EXPENSE
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
Our CODM, who is our President and Chief Executive Officer, uses segment income to evaluate the results of each operating segment. Segment income is determined before considering, if applicable, impairments and special charges, long-term incentive compensation, certain other operating income/expense, other indirect corporate expenses, intangible asset amortization expense, inventory step-up charges, and certain other acquisition and integration-related costs. There have been no changes in the basis of segmentation or measurement of segment income during 2025. Our CODM assesses segment income performance in comparison to prior years, previously forecasted results, and anticipated/experienced market trends when determining how to allocate operating and capital resources. The only significant segment expense categories reviewed by our CODM are total selling, general, and administrative expense and cost of products sold. Our CODM does not review asset or liability information for our operating segments as this information is not used to assess performance or allocate resources.
HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services package and process cooling products and engineered air movement and handling solutions for the HVAC industrial, commercial, data center, and power generation markets, as well as hydronic and electrical heating and ventilation products for the residential, institutional, industrial, and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a global customer base in North America, Europe, and Asia.

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
Corporate Expense
Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters based in Charlotte, North Carolina.
Financial data for our reportable segments for the three and six months ended June 28, 2025 and June 29, 2024 are presented below:

	Three months ended		Six months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
HVAC reportable segment
Revenues	$376.7	$356.5	$699.7	$658.9
Cost of product sold	226.1	224.2	425.7	409.2
Selling, general and administrative expense	54.8	48.6	104.3	97.6
Segment income	$95.8	$83.7	$169.7	$152.1

Detection and Measurement reportable segment
Revenues	$175.7	$144.8	$335.3	$307.6
Cost of product sold	96.9	75.4	183.7	171.8
Selling, general and administrative expense	38.8	35.5	75.0	70.5
Segment income	$40.0	$33.9	$76.6	$65.3

Consolidated revenues	$552.4	$501.3	$1,035.0	$966.5
Consolidated income for segments	135.8	117.6	246.3	217.4

Corporate expense	13.3	12.0	27.3	25.9
Acquisition-related and other costs (1)	6.9	2.3	13.3	4.9
Long-term incentive compensation expense	3.9	3.7	7.6	7.0
Amortization of acquired intangible assets	24.6	16.8	44.3	31.6
Special charges, net	—	(0.2)	0.1	0.4
Other operating expense, net(2)	0.5	8.4	0.5	8.4
Consolidated operating income	86.6	74.6	153.2	139.2

Other income (expense), net	(2.1)	(1.7)	0.6	(5.7)
Interest expense	(15.6)	(12.8)	(27.9)	(22.6)
Interest income	1.0	0.3	1.9	0.6
Income from continuing operations before income taxes	$69.9	$60.4	$127.8	$111.5

Capital expenditures:
HVAC reportable segment	$6.1	$9.0	$10.8	$17.7
Detection and Measurement reportable segment	1.6	1.1	2.4	2.1
Corporate	—	0.3	—	0.5
Total capital expenditures	$7.7	$10.4	$13.2	$20.3

Depreciation and amortization:
HVAC reportable segment	$18.9	$16.7	$35.8	$31.2
Detection and Measurement reportable segment	13.0	6.0	22.5	11.9
Corporate	0.6	0.7	1.2	1.3
Total depreciation and amortization	$32.5	$23.4	$59.5	$44.4

	Three months ended		Six months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Geographic Areas:
Revenues: (3)
United States	$438.9	$410.6	$841.9	$803.5
Canada	49.7	31.6	79.9	53.8
China	21.7	16.5	34.7	29.4
United Kingdom	22.5	23.4	39.9	42.2
Other	19.6	19.2	38.6	37.6
	$552.4	$501.3	$1,035.0	$966.5

			June 28, 2025	December 31, 2024
Tangible Long-Lived Assets:
United States			$307.1	$275.5
Canada			85.8	83.3
Other			29.7	25.7
Total tangible long-lived assets			$422.6	$384.5
________________________________
(1)Represents integration costs incurred in connection with acquisitions of $6.9 and $13.3 during the three and six months ended June 28, 2025, respectively, and $2.3 and $4.9 during the three and six months ended June 29, 2024, respectively, including additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the KTS acquisition of $0.5 and $0.8 during the three and six months ended June 28, 2025, respectively, and the Ingénia acquisition of $0.9 and $1.8 during the three and six months ended June 29, 2024.
(2)The charge of $8.4 incurred during the three and six months ended June 29, 2024 related to a settlement with the seller of ULC regarding additional contingent consideration.
(3)Revenues are included in the above geographic areas based on the country that recorded the revenue.

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three and six months ended June 28, 2025 and June 29, 2024 are described in more detail below:

	Three months ended		Six months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
HVAC reportable segment	$—	$(0.1)	$(0.2)	$0.2
Detection and Measurement reportable segment	—	(0.1)	0.2	0.2
Corporate	—	—	0.1	—
Total	$—	$(0.2)	$0.1	$0.4

HVAC — Charges for the six months ended June 28, 2025 and three and six months ended June 29, 2024 related primarily to recording, and subsequent adjustments of, severance costs associated with restructuring actions at one of the segment’s cooling businesses.
Detection and Measurement — Charges for the six months ended June 29, 2025 related primarily to severance costs associated with restructuring actions at the segment's inspection and rehabilitation business. Charges for the three and six months ended June 29, 2024 primarily related to recording, and subsequent adjustments of, severance costs associated with restructuring actions at the segment's inspection and rehabilitation and aids to navigation businesses.
Corporate — Charges for the six months ended June 28, 2025 related primarily to severance costs associated with a restructuring action.
No significant future charges are expected to be incurred under actions approved as of June 28, 2025.

The following is an analysis of our restructuring liabilities for the six months ended June 28, 2025 and June 29, 2024:

	Six months ended
	June 28, 2025	June 29, 2024
Balance at beginning of year	$1.8	$0.7
Special charges	0.1	0.4
Utilization — cash	(0.9)	(0.8)
Balance at end of period	$1.0	$0.3

(8)    INVENTORIES, NET
Inventories are accounted for under the first-in, first-out method and are comprised of the following at June 28, 2025 and December 31, 2024:

	June 28, 2025	December 31, 2024
Finished goods	$73.5	$68.5
Work in process	33.1	32.3
Raw materials and purchased parts	215.3	170.2
Total inventories	$321.9	$271.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 28, 2025 were as follows:

	December 31, 2024	Goodwill Resulting from Business Combinations (1)	Foreign Currency Translation	June 28, 2025
HVAC reportable segment
Gross goodwill	$907.3	$81.0	$21.9	$1,010.2
Accumulated impairments	(326.6)	—	(9.3)	(335.9)
Goodwill	580.7	81.0	12.6	674.3

Detection and Measurement reportable segment
Gross goodwill	426.6	105.0	11.4	543.0
Accumulated impairments	(172.8)	—	(3.6)	(176.4)
Goodwill	253.8	105.0	7.8	366.6

Total
Gross goodwill	1,333.9	186.0	33.3	1,553.2
Accumulated impairments	(499.4)	—	(12.9)	(512.3)
Goodwill	$834.5	$186.0	$20.4	$1,040.9
__________________________
(1)Reflects (i) goodwill acquired with the KTS and Sigma & Omega acquisitions of $105.0 and $75.8, respectively, and an immaterial acquisition within the HVAC reportable segment. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the KTS and Sigma & Omega acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at June 28, 2025 and December 31, 2024 comprised the following:

	June 28, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships and contracts	$557.0	$(126.6)	$430.4	$421.1	$(103.3)	$317.8
Technology	273.9	(52.7)	221.2	181.7	(41.3)	140.4
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	100.7	(59.5)	41.2	71.0	(45.7)	25.3
	936.1	(243.3)	692.8	678.3	(194.8)	483.5
Trademarks with indefinite lives	221.9	—	221.9	219.5	—	219.5
Total	$1,158.0	$(243.3)	$914.7	$897.8	$(194.8)	$703.0
__________________________
(1)The gross carrying value of identifiable intangible assets acquired with the KTS acquisition consist of technology of $79.8, customer relationships and contracts of $70.7, definite-lived trademarks of $6.7, and customer backlog of $7.3. The gross carrying value of identifiable intangible assets acquired with the Sigma & Omega acquisition consist of customer relationships and contracts of $56.3, customer backlog of $8.9, technology of $8.5, and definite-lived trademarks of $3.9.

In connection with the acquisitions of KTS and Sigma & Omega, which have definite-lived intangible assets as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $90.0 for the full year 2025, $73.0 for 2026, and $70.0 for each of the three years thereafter.
At June 28, 2025, the net carrying value of intangible assets with determinable lives consisted of $439.8 in the HVAC reportable segment and $253.0 in the Detection and Measurement reportable segment. At June 28, 2025, trademarks with indefinite lives consisted of $157.0 in the HVAC reportable segment and $64.9 in the Detection and Measurement reportable segment.
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
The fair value of the net assets related to the Sigma & Omega, KTS and Ingénia acquisitions approximate their respective carrying values. If Sigma & Omega, KTS or Ingénia are unable to achieve their current financial forecasts, or there is a change in key assumptions used in the fair value analyses (e.g. projected revenues and profit growth rates, industry price multiples, discount rates, etc.), we may be required to record an impairment charge in a future period related to their goodwill. As of June 28, 2025, Sigma & Omega, KTS and Ingénia's goodwill totaled $76.6, $105.0 and $139.7, respectively.
We perform our annual indefinite-lived trademarks impairment testing during the fourth quarter, or on a more frequent basis, if there are indications of potential impairment. The fair value of these trademarks is based on applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions (fair value based on unobservable inputs - Level 3, as defined in Note 17). The primary basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year. During the fourth quarter of 2024, in connection with the 2024 annual trademark impairment analyses, we determined that the implied value of ASPEQ’s trademarks approximated their carrying value. If ASPEQ is unable to achieve its current revenue forecast, or there is a change in assumptions used in ASPEQ’s analysis (e.g., projected revenues and discount rates, etc.), we may be required to record an impairment charge in a future period related to its trademarks. As of June 28, 2025, ASPEQ’s trademarks totaled $51.5.

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

10	Six months ended
	June 28, 2025	June 29, 2024
Balance at beginning of year	$44.7	$37.9
Acquisitions	—	0.3
Provisions	8.1	9.8
Usage	(8.3)	(7.6)
Balance at end of period	44.5	40.4
Less: Current portion of warranty	19.5	16.7
Non-current portion of warranty	$25.0	$23.7

(11)    EMPLOYEE BENEFIT PLANS
During the fourth quarter of 2023, we initiated the wind-up of our Canadian defined benefit pension plans (collectively, the “Canadian Pension Plans”). We received regulatory approval for the wind-up which was completed during the first quarter of 2025. This transaction resulted in a settlement loss of $0.3 recorded in net periodic pension benefit expense during the six months ended June 28, 2025. In addition, and in connection with this wind-up, we remeasured the assets and liabilities of the Canadian Pension Plans, which resulted in a loss of $0.5 recorded in net periodic pension benefit expense for the six months ended June 28, 2025. Lastly, as a result of the wind-up, we have eliminated the third-party cost and internal resource requirements associated with administering these benefit plans.

Net periodic benefit (income) expense for our pension and postretirement plans included the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$—	$—	$—	$—
Interest cost	3.0	3.0	6.0	6.0
Expected return on plan assets	(2.0)	(2.2)	(4.0)	(4.4)
Net periodic pension benefit expense	$1.0	$0.8	$2.0	$1.6

Foreign Pension Plans

	Three months ended		Six months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$—	$—	$—	$—
Interest cost	1.0	1.4	2.0	2.8
Expected return on plan assets	(0.9)	(1.3)	(1.8)	(2.6)
Settlement loss (1)	—	—	0.3	—
Recognized net actuarial loss (1)	—	—	0.5	—
Net periodic pension benefit expense	$0.1	$0.1	$1.0	$0.2
__________________________
(1)Relates to the wind-up of the Canadian Pension Plans referred to previously.

Postretirement Plans

	Three months ended		Six months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$—	$—	$—	$—
Interest cost	0.3	0.3	0.6	0.6
Amortization of unrecognized prior service credits	(0.8)	(0.8)	(1.6)	(1.6)
Net periodic postretirement benefit income	$(0.5)	$(0.5)	$(1.0)	$(1.0)

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the six months ended June 28, 2025:

	December 31, 2024	Borrowings	Repayments	Other (5)	June 28, 2025
Revolving loans(1)	$80.0	$478.0	$(98.0)	$—	$460.0
Term loans(2)	523.4	—	(6.8)	0.2	516.8
Trade receivables financing arrangement(3)	9.0	179.0	(148.0)	—	40.0
Other indebtedness(4)	2.3	0.6	(0.4)	—	2.5
Total debt	614.7	$657.6	$(253.2)	$0.2	1,019.3
Less: short-term debt	10.1				41.4
Less: current maturities of long-term debt	27.6				27.6
Total long-term debt	$577.0				$950.3

___________________________
(1)The revolving credit facility extends through August 2027 under the terms of our senior credit agreement and is primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and was utilized as a funding mechanism for the KTS and Sigma & Omega acquisitions.
(2)The term loans are repayable in quarterly installments equal to 1.25% of the initial term loan balances of $545.0, in all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.0 and $1.2 at June 28, 2025 and December 31, 2024, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At June 28, 2025, we had $49.1 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $40.0.
(4)Primarily includes balances under a purchase card program of $1.4 and $1.1 and finance lease obligations of $1.1 and $1.2 at June 28, 2025 and December 31, 2024, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the impact of amortization of debt issuance costs associated with the term loans.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2024 Annual Report on Form 10-K.
At June 28, 2025, we had $529.0 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $460.0 and $11.0 reserved for outstanding letters of credit. In addition, at June 28, 2025, we had $11.9 of available issuance capacity under our foreign credit instrument facilities after giving effect to $13.1 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 5.8% at June 28, 2025.
At June 28, 2025, we were in compliance with all covenants of our senior credit agreement.

Other Borrowings and Financing Activities
During the second quarter of 2025, we renewed our trade receivables financing agreement for the next 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.

Company-owned Life Insurance
We have investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other income (expense), net” within our condensed consolidated statements of operations. We have the ability to borrow against a portion of our investment in the COLI policies as an additional source of liquidity. During the quarter ended June 29, 2024, the Company borrowed $41.2 against the cash surrender value of these COLI policies. The amounts borrowed totaled $39.0 at June 28, 2025 and December 31, 2024 and incur interest at a rate of 5.3%. After such borrowings, minimal capacity to borrow against the policies remains. The cash surrender value of our investments in COLI assets, net of the aforementioned borrowing, was $36.2 at June 28, 2025 and December 31, 2024, respectively, recorded in “Other assets” on the condensed consolidated balance sheets.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
In 2020, we entered into interest swap agreements (“Initial Swaps”) that covered the period through November 2024, and effectively converted borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. In September 2024, commensurate with an amendment to our senior credit agreement, we entered into additional interest rate swap agreements (“Additional Swaps”). The Additional Swaps have a notional amount of $517.8, cover the period from December 2024 to June 2026, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 3.58%, plus the applicable margin. We have designated, and are accounting for, our Additional Swaps (and, prior to their maturity, accounted for the Initial Swaps) as cash flow hedges.

As of June 28, 2025 and December 31, 2024, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $1.3 and $2.6, respectively. In addition, the fair value of our interest rate swap agreements was $1.8 (with $1.5 recorded as a current asset and $0.3 as a non-current asset) and $3.4 (with $2.7 recorded as a current asset and $0.7 as a non-current asset) as of June 28, 2025 and December 31, 2024, respectively. Changes in the fair value of our Swaps are reclassified into earnings, as a component of interest expense, when the forecasted transaction impacts earnings.

Currency Forward Contracts
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the British Pound Sterling, Canadian Dollar, Euro, and South African Rand.

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

We had FX forward contracts with an aggregate notional amount of $31.1 and $22.9 outstanding as of June 28, 2025 and December 31, 2024, respectively, with all of the $31.1 scheduled to mature within one year. There were no unrealized gains/losses recorded in AOCI related to FX forward contracts designated as cash flow hedges as of June 28, 2025 and December 31, 2024. The fair value of our FX forward contracts was less than $0.1 at June 28, 2025 and December 31, 2024.

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

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Weighted-average number of common shares used in basic income per share	46.716	46.246	46.586	46.038
Dilutive securities — Employee stock options and restricted stock units	0.680	0.912	0.669	0.863
Weighted-average number of common shares and dilutive securities used in diluted income per share	47.396	47.158	47.255	46.901

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.151 and 0.265, respectively, for the three months ended June 28, 2025, and 0.133 and 0.251, respectively, for the six months ended June 28, 2025.

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
Effective May 13, 2025, we granted 0.007 RSU’s to our non-employee directors, which vest in their entirety immediately prior to the annual meeting of stockholders in May 2026.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.9 and $3.7 for the three months ended June 28, 2025 and June 29, 2024, respectively, and $7.6 and $7.0 for the six months ended June 28, 2025 and June 29, 2024, respectively. The related tax benefit was $0.7 and $0.6 for the three months ended June 28, 2025 and June 29, 2024, respectively, and $1.3 and $1.2 for the six months ended June 28, 2025 and June 29, 2024, respectively.

Repurchases of Common Stock

On May 13, 2025, our Board of Directors authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our senior credit agreement. No share repurchases were effected pursuant to this and prior authorizations during the three and six months ended June 28, 2025.

Accumulated Other Comprehensive Income

The changes in the components of AOCI, net of tax, for the three months ended June 28, 2025 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$230.1	$1.8	$1.5	$233.4
Other comprehensive income before reclassifications	31.4	0.1	—	31.5
Amounts reclassified from accumulated other comprehensive income	—	(0.6)	(0.5)	(1.1)
Current-period other comprehensive income (loss)	31.4	(0.5)	(0.5)	30.4
Balance at end of period	$261.5	$1.3	$1.0	$263.8
__________________________
(1)Net of tax provision of $0.5 and $0.4 as of June 28, 2025 and March 29, 2025, respectively.
(2)Net of tax provision of $0.5 and $0.8 as of June 28, 2025 and March 29, 2025, respectively. The balances as of June 28, 2025 and March 29, 2025 include unamortized prior service credits.

The changes in the components of AOCI, net of tax, for the six months ended June 28, 2025 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$218.9	$2.6	$2.1	$223.6
Other comprehensive income before reclassifications	42.6	—	—	42.6
Amounts reclassified from accumulated other comprehensive income	—	(1.3)	(1.1)	(2.4)
Current-period other comprehensive income (loss)	42.6	(1.3)	(1.1)	40.2
Balance at end of period	$261.5	$1.3	$1.0	$263.8

__________________________
(1)Net of tax provision of $0.5 and $0.7 as of June 28, 2025 and December 31, 2024, respectively.
(2)Net of tax provision of $0.5 and $1.0 as of June 28, 2025 and December 31, 2024, respectively. The balances as of June 28, 2025 and December 31, 2024 include unamortized prior service credits.
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
The following summarizes amounts reclassified from each component of AOCI for the three months ended June 28, 2025 and June 29, 2024:

	Amount Reclassified from AOCI
	Three months ended
	June 28, 2025	June 29, 2024	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
Swaps	$(0.6)	$(2.4)	Interest expense
Pre-tax	(0.6)	(2.4)
Income taxes	—	0.7
	$(0.6)	$(1.7)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(0.8)	$(0.8)	Other income (expense), net
Income taxes	0.3	0.2
	$(0.5)	$(0.6)
The following summarizes amounts reclassified from each component of AOCI for the six months ended June 28, 2025 and June 29, 2024:

	Amount Reclassified from AOCI
	Six months ended
	June 28, 2025	June 29, 2024	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
Swaps	$(1.6)	$(4.8)	Interest expense
Pre-tax	(1.6)	(4.8)
Income taxes	0.3	1.3
	$(1.3)	$(3.5)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.6)	$(1.6)	Other income (expense), net
Income taxes	0.5	0.4
	$(1.1)	$(1.2)

(15)    CONTINGENT LIABILITIES AND OTHER MATTERS
General
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., contracts, intellectual property and competitive claims), environmental matters, product liability matters, and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters, primarily associated with environmental remediation matters, totaled $39.4 and $39.9 at June 28, 2025 and December 31, 2024, respectively. Of these amounts, $31.9 and $32.0 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at June 28, 2025 and December 31, 2024, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Large Power Projects in South Africa
On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT’s subcontractors that is currently in liquidation. The subcontractor maintain rights to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our condensed consolidated statements of operations.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 16 sites that we own or control, as of June 28, 2025 and December 31, 2024.
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
In the case of contamination at offsite, third-party disposal sites, as of June 28, 2025 and December 31, 2024, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled, and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
In our opinion, after considering accruals established for such purposes of $27.1 and $27.4 at June 28, 2025 and December 31, 2024, respectively, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows. That said, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
Self-Insured Risk Management Matters
We are self-insured for certain of our workers’ compensation, automobile, product and general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by us, are based on claims filed and estimates of claims incurred but not yet reported, and are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts, however, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against loss exposures.

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of June 28, 2025, we had gross and net unrecognized tax benefits of $3.9 (net unrecognized tax benefits of $3.8). All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of June 28, 2025, gross accrued interest totaled $1.6 (net accrued interest of $1.5). As of June 28, 2025, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $2.0. The previously unrecognized tax benefits relate to a variety of tax matters including transfer pricing and various foreign matters.
Recent Tax Legislation
On July 4, 2025, new legislation commonly referred to as the One Big Beautiful Bill Act (“the Act”) was signed into law in the United States and contains a broad range of tax provisions affecting businesses. We are evaluating the full impact of the Act on our estimated annual effective tax rate and balance sheet positions, but we do not expect the legislation to have a material impact on our statements of operations. As the Act was signed into law after June 28, 2025, no impacts are included in our condensed consolidated balance sheet at June 28, 2025, statement of operations for the three and six months ended June 28, 2025, or statement of cash flows for the six months ended June 28, 2025.
In December 2021, the OECD issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have issued, or are in the process of issuing, legislation to implement these rules. We are within the scope of the OECD Pillar Two model rules and continue to assess the impact thereof. As of June 28, 2025, and December 31, 2024, we had $2.3 and $1.8, respectively, accrued related to these taxes.
Other Tax Matters
For the three months ended June 28, 2025, we recorded an income tax provision of $17.4 on $69.9 of pre-tax income from continuing operations, resulting in an effective rate of 24.9%. This compares to an income tax provision for the three months ended June 29, 2024 of $15.2 on $60.4 of pre-tax income from continuing operations, resulting in an effective rate of 25.2%. The most significant item impacting the income tax provision for the second quarters of 2025 and 2024 was $0.8 and $0.5 of tax provision, respectively, related to revisions to liabilities for uncertain tax positions.

For the six months ended June 28, 2025, we recorded an income tax provision of $23.6 on $127.8 of pre-tax income from continuing operations, resulting in an effective rate of 18.5%. This compares to an income tax provision for the six months ended June 29, 2024 of $17.1 on $111.5 of pre-tax income from continuing operations, resulting in an effective rate of 15.3%. The most significant items impacting the income tax provision during the first half of 2025 and 2024 were (i) $8.8 and $11.1, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods and (ii) $0.8 and $0.5 of tax provision, respectively, related to revisions to liabilities for uncertain tax positions.

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
The following table presents our fair value hierarchy of our financial assets measured at fair value on a recurring basis as of June 28, 2025:

	June 28, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$1.8	$—	$1.8
Equity security	—	—	39.7	39.7
The following table presents our fair value hierarchy of our financial assets measured at fair value on a recurring basis as of December 31, 2024:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$3.4	$—	$3.4
Equity security	—	—	35.2	35.2
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets — Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairments would result in the asset being recorded at its fair value. Based on the inputs used in the impairment analyses, these assets are classified within Level 3 of the valuation hierarchy.
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

As of June 28, 2025, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value as provided quarterly by the investee. Based on these inputs, the equity security is classified within Level 3 of the valuation hierarchy. During the first quarter, the net asset value is updated based on the investee’s most recent audited financial statements. During the three and six months ended June 28, 2025 and June 29, 2024, we recorded a gains (losses) of $0.0 and $4.5, and $0.0 and $(4.2), respectively, to “Other income (expense), net” to reflect the change in the estimated fair value of the equity security. We are restricted from transferring this investment without approval of the manager of the investee.

The following table provides a reconciliation of activity for the equity security for the six months ended June 28, 2025:

Balance at beginning of period	$35.2
Change in fair value of equity security	4.5
Balance at end of period	$39.7

Indebtedness and Other — The estimated fair value of our debt instruments as of June 28, 2025 and December 31, 2024 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include the following: cyclical changes and specific industry events in our markets; changes in anticipated capital investment and maintenance expenditures by customers; changes in economic conditions in relevant global and North American markets, including as a result of the imposition, or threat of imposition, of tariffs, such as the significant tariffs announced by the U.S. government in 2025 and retaliatory tariffs announced in response thereto and other trade barriers or geopolitical conflicts; availability, limitations or cost increases of raw materials and/or commodities, including as a result of new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties that cannot be recovered in product pricing; the impact of competition on profit margins and our ability to maintain or increase market share; inadequate performance by third-party suppliers and subcontractors for outsourced products, components and services and other supply-chain risks; the uncertainty of claims resolution with respect to environmental and other contingent liabilities; the impact of climate change and any legal or regulatory actions taken in response thereto; cyber-security risks; risks with respect to the protection of intellectual property, including with respect to our digitalization initiatives; the impact of overruns, inflation and the incurrence of delays with respect to long-term fixed-price contracts; defects or errors in current or planned products; the impact of pandemics and governmental and other actions taken in response; domestic economic, political, legal, accounting and business developments adversely affecting our business, including regulatory changes; uncertainties with respect to our ability to identify acceptable acquisition targets; uncertainties surrounding timing and successful completion of acquisition or disposition transactions, including with respect to integrating acquisitions and achieving cost savings, synergistic sales or other benefits from acquisitions, including from the acquisition of Sigma & Omega; the impact of retained liabilities of disposed businesses; potential labor disputes; and extreme weather conditions and natural and other disasters. These and other risks and uncertainties are further discussed in other sections of this document. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

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

IMPACTS OF TARIFFS AND OTHER COST INCREASES

During 2025, the U.S. government announced significant additional tariffs on goods imported to the U.S., which have subsequently been modified, including by extending the date the announced tariffs would become applicable. In response, certain governments have announced significant retaliatory tariffs on goods imported from the U.S. We continue to analyze the impact of these announced tariffs on our business. While we do not expect these new tariffs to have a direct material impact on our results of operations in fiscal year 2025, we are unable to determine the full extent or duration at this time, as well as the impact of such tariffs, if implemented on announced terms, on general economic conditions in relevant global and North American markets. We believe that our diverse set of businesses, along with our strong balance sheet and available liquidity, position us well to manage the direct adverse impacts of the announced tariffs. We have taken actions to manage near-term costs and cash flows, and implemented actions to address potential material sourcing challenges we could face over the near-term. Lastly, we will continue to assess the actual and expected impacts of the tariffs and the need for further actions.

POTENTIAL IMPACTS OF GEOPOLITICAL CONFLICTS

Ongoing geopolitical conflicts, and governmental actions implemented in response to these conflicts, did not have a significant adverse impact on our operating results during the three and six months ended June 28, 2025 and June 29, 2024. We are monitoring the availability of certain raw materials that are supplied by businesses in the countries impacted by these conflicts. However, at this time, we do not expect the potential impact to be material to our operating results. These conflicts have created additional demand for certain products within our communication technologies business. The longer-term impact of these global events on our business is currently unknown due to the uncertainty around their duration and broader impact.

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

◦Sigma Heating and Cooling and Omega Heat Pump (“Sigma & Omega”)
▪Acquired on April 15, 2025 for cash consideration of $143.6, net of cash acquired of $0.2.
▪The purchase price is subject to adjustment based upon the final settlement of working capital and cash as of the date of acquisition.
▪Post-acquisition operating results of Sigma & Omega are included within our HVAC reportable segment.
▪See Note 3 to our condensed consolidated financial statements for additional details.

•Changes in Estimated Fair Value of an Equity Security
◦We recorded no adjustments to the fair value during the three months ended June 28, 2025 and June 29, 2024. We recorded gains (losses) of $4.5 and $(4.2) during the six months ended June 28, 2025 and June 29, 2024, respectively.
◦See Note 17 to our condensed consolidated financial statements for additional details.

•One Big Beautiful Bill Act
◦On July 4, 2025, new legislation commonly referred to as the One Big Beautiful Bill Act (“the Act”) was signed into law in the United States and contains a broad range of tax provisions affecting businesses. We are evaluating the full impact of the Act on our estimated annual effective tax rate and balance sheet positions, but we do not expect the legislation to have a material impact on our statements of operations. As the Act was signed into law after June 28, 2025, no impacts are included in our condensed consolidated balance sheet at June 28, 2025, statement of operations for the three and six months ended June 28, 2025, or statement of cash flows for the six months ended June 28, 2025.

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

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended June 28, 2025 totaled $552.4, compared to $501.3 during the respective period in 2024. The increase in revenues, compared to the respective period in 2024, was due primarily to (i) inorganic revenue growth resulting from the KTS acquisition within the Detection and Measurement reportable segment and the Sigma & Omega acquisition within the HVAC reportable segment, and (ii) organic revenue growth within the Detection and Measurement reportable segment and, to a lesser extent, the HVAC reportable segment.

Revenues for the six months ended June 28, 2025 totaled $1,035.0, compared to $966.5 during the respective period in 2024. The increase in revenues, compared to the respective period in 2024, was due primarily to (i) inorganic revenue growth resulting from the Ingénia and Sigma & Omega acquisitions within the HVAC reportable segment and the KTS acquisition within the Detection and Measurement reportable segment and (ii) organic revenue growth within the HVAC reportable segment, partially offset by an organic revenue decline within the Detection and Measurement reportable segment.

During the three and six months ended June 28, 2025, we generated operating income of $86.6 and $153.2, respectively, compared to $74.6 and $139.2 for the respective periods in 2024.

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

The following table provides selected financial information for the three and six months ended June 28, 2025 and June 29, 2024:

	Three months ended			Six months ended
	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
Revenues	$552.4	$501.3	10.2	$1,035.0	$966.5	7.1
Gross profit	228.9	200.8	14.0	424.8	383.7	10.7
% of revenues	41.4%	40.1%		41.0%	39.7%
Selling, general and administrative expense	117.2	101.2	15.8	226.7	204.1	11.1
% of revenues	21.2%	20.2%		21.9%	21.1%
Intangible amortization	24.6	16.8	46.4	44.3	31.6	40.2
Special charges, net	—	(0.2)	*	0.1	0.4	*
Other operating expense, net	0.5	8.4	*	0.5	8.4	*
Other income (expense), net	(2.1)	(1.7)	*	0.6	(5.7)	*
Interest expense, net	(14.6)	(12.5)	16.8	(26.0)	(22.0)	18.2
Income from continuing operations before income taxes	69.9	60.4	15.7	127.8	111.5	14.6
Income tax provision	(17.4)	(15.2)	14.5	(23.6)	(17.1)	38.0
Income from continuing operations	52.5	45.2	16.2	104.2	94.4	10.4

Components of revenue increase:
Organic			2.1			1.3
Foreign currency			0.3			—
Acquisitions			7.8			5.8
Net revenue increase			10.2			7.1
_________________________________
*    Not meaningful for comparison purposes.

Revenues — The increase in revenues for the three months ended June 28, 2025, compared to the respective period in 2024, was due primarily to (i) inorganic revenue growth resulting from the KTS acquisition within the Detection and Measurement reportable segment and the Sigma & Omega acquisition within the HVAC reportable segment, and (ii) organic revenue growth within the Detection and Measurement reportable segment and, to a lesser extent, the HVAC reportable segment.

The increase in revenues for the six months ended June 28, 2025, compared to the respective period in 2024, was due primarily to (i) inorganic revenue growth resulting from the Ingénia and Sigma & Omega acquisitions within the HVAC reportable segment and the KTS acquisition within the Detection and Measurement reportable segment, and (ii) organic revenue growth within the HVAC reportable segment, partially offset by an organic revenue decline within the Detection and Measurement reportable segment.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three and six months ended June 28, 2025, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective periods in 2024, was due primarily to (i) the revenue growth mentioned above, and (ii) favorable project execution and more accretive mix, primarily within our HVAC reportable segment.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended June 28, 2025, the increase in SG&A expense, compared to the respective period in 2024, was due primarily to (i) higher acquisition and integration-related costs of $5.7, (ii) incremental SG&A resulting from the acquisitions of KTS and Sigma & Omega of $2.6, (iii) increases in personnel costs due to annual merit increases and growth-related headcount additions, and (iv) higher costs relating to lease renewals.

For the six months ended June 28, 2025, the increase in SG&A expense, compared to the respective period in 2024, was due primarily to (i) higher acquisition and integration-related costs of $9.9, (ii) incremental SG&A resulting from the acquisitions of Ingénia, KTS and Sigma & Omega of $4.1, (iii) increases in personnel costs due to annual merit increases and growth-related headcount additions, and (iv) higher costs relating to lease renewals.

Intangible Amortization — For the three and six months ended June 28, 2025, the increase in intangible asset amortization, compared to the respective periods in 2024, was primarily related to incremental amortization associated with (i) backlog from the KTS and Sigma & Omega acquisitions and (ii) other intangible assets associated with the acquisitions of Ingénia, KTS and Sigma & Omega.

Special Charges, net — Special charges, net, for the six months ended June 28, 2025 and the three and six months ended June 29, 2024 related primarily to recording, and subsequent adjustments of, severance costs associated with restructuring actions at businesses within our HVAC and Detection and Measurement reportable segments. See Note 7 to our condensed consolidated financial statements for additional details.

Other Operating Expense, net — Other operating expense, net for the three and six months ended June 29, 2024 related to a charge of $8.4 regarding a settlement with the seller of ULC referred to previously.

Other Income (Expense), net — Other expense, net, for the three months ended June 28, 2025 was composed primarily of foreign currency transaction losses of $0.9, pension and postretirement expense of $0.6, and environmental remediation charges of $0.6.
Other expense, net, for the three months ended June 29, 2024 was composed primarily of environmental remediation charges of $1.0, pension and postretirement expense of $0.4, and foreign currency transaction losses of $0.4.

Other income, net, for the six months ended June 28, 2025 was composed primarily of a gain of $4.5 related to a change in the estimated fair value of an equity security that we hold and income of $1.7 derived from company-owned life insurance (“COLI”) policies, partially offset by pension and postretirement expense of $2.0 (including net settlement and actuarial losses of $0.8), environmental remediation charges of $1.8, and foreign currency transaction losses of $1.4.

Other expense, net, for the six months ended June 29, 2024 was composed primarily of a loss of $4.2 related to a change in the estimated fair value of an equity security that we hold, environmental remediation charges of $1.8, and pension and postretirement expense of $0.8, partially offset by income of $0.9 derived from COLI polices.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three and six months ended June 28, 2025, compared to the respective periods in 2024, was due primarily to higher average debt balances during the 2025 periods. The higher average debt balances primarily resulted from borrowings associated with the Ingénia, KTS, and Sigma & Omega acquisitions. Refer to Note 12 to the condensed consolidated financial statements for additional details.

Income Tax Provision — For the three months ended June 28, 2025, we recorded an income tax provision of $17.4 on $69.9 of pre-tax income from continuing operations, resulting in an effective rate of 24.9%. This compares to an income tax provision for the three months ended June 29, 2024 of $15.2 on $60.4 of pre-tax income from continuing operations, resulting in an effective rate of 25.2%. The most significant item impacting the income tax provision for the second quarters of 2025 and 2024 was $0.8 and $0.5 of tax provision, respectively, related to revisions to liabilities for uncertain tax positions.

For the six months ended June 28, 2025, we recorded an income tax provision of $23.6 on $127.8 of pre-tax income from continuing operations, resulting in effective rate of 18.5%. This compares to an income tax provision for the six months ended June 29, 2024 of $17.1 on $111.5 of pre-tax income from continuing operations, resulting in an effective rate of 15.3%. The most significant items impacting the income tax provision during the first half of 2025 and 2024 were (i) $8.8 and $11.1, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods and (ii) $0.8 and $0.5 of tax provision, respectively, related to revisions to liabilities for uncertain tax positions.

RESULTS OF REPORTABLE SEGMENTS AND CORPORATE EXPENSE
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 6 to our condensed consolidated financial statements for a description of our reportable segments.
HVAC Reportable Segment

	Three months ended			Six months ended
	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
Revenues	$376.7	$356.5	5.7	$699.7	$658.9	6.2
Segment Income	95.8	83.7	14.5	169.7	152.1	11.6
% of revenues	25.4%	23.5%		24.3%	23.1%
Components of revenue increase:
Organic			0.7			2.4
Foreign currency			0.1			(0.2)
Acquisitions			4.9			4.0
Net revenue increase			5.7			6.2
Revenues — For the three months ended June 28, 2025, the increase in revenues, compared to the respective period in 2024, was due primarily to inorganic revenue growth from the Sigma & Omega acquisition and, to a lesser extent, organic revenue growth. The organic revenue growth was due primarily to higher volumes of both heating and cooling products, partially offset by the execution of a larger than typical service project within our cooling products business in the second quarter of 2024.

For the six months ended June 28, 2025, the increase in revenues, compared to the respective period in 2024, was due primarily to inorganic revenue growth resulting from the Ingénia and Sigma & Omega acquisitions and, to a lesser extent, organic revenue growth. The organic revenue growth was due primarily to higher volumes of both heating and cooling products. This net volume increase included the impact of (i) higher volumes of heating products associated with the unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024 and (ii) the execution of a larger than typical service project within our cooling products business in the second quarter of 2024.

Income — For the three and six months ended June 28, 2025, the increase in income and margin, compared to the respective periods in 2024, was due primarily to the higher volumes mentioned above with a more accretive mix and favorable project execution primarily within our cooling products business.

Backlog — The segment had backlog of $539.5 and $433.7 as of June 28, 2025 and June 29, 2024, respectively. Backlog associated with the Sigma & Omega acquisition totaled $57.3 as of June 28, 2025.

Detection and Measurement Reportable Segment

	Three months ended			Six months ended
	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
Revenues	$175.7	$144.8	21.3	$335.3	$307.6	9.0
Segment Income	40.0	33.9	18.0	76.6	65.3	17.3
% of revenues	22.8%	23.4%		22.8%	21.2%
Components of revenue increase:
Organic			5.5			(1.1)
Foreign currency			0.9			0.3
Acquisition			14.9			9.8
Net revenue increase			21.3			9.0
Revenues — For the three months ended June 28, 2025, the increase in revenues, compared to the respective period in 2024, was due to inorganic revenue growth resulting from the KTS acquisition and, to a lesser extent, organic revenue growth. The organic revenue growth was driven by higher project volumes within our communication technologies and transportation systems businesses. These increases were partially offset by lower project volumes within our aids to navigation business. Project volumes, primarily within our communication technologies, aids to navigation, and transportation systems businesses, can vary from period to period based on the timing of project execution.

For the six months ended June 28, 2025, the increase in revenues, compared to the respective period in 2024, was due primarily to inorganic revenue growth resulting from the KTS acquisition, partially offset by an organic revenue decline. The organic revenue decline was due primarily to lower project volumes within our aids to navigation business. This decline was partially offset by higher project volumes primarily within our communication technologies and transportation systems businesses. Project volumes, primarily within our communication technologies, aids to navigation, and transportation systems businesses, can vary from period to period based on the timing of project execution.

Income — For the three months ended June 28, 2025, the increase in income, compared to the respective period in 2024, was due primarily to the revenue growth mentioned above. The decrease in margin for the three months ended June 28, 2025, compared to the respective period in 2024, was primarily due to less favorable project mix within our transportation systems, communications technologies, and aids to navigation businesses.

For the six months ended June 28, 2025, the increase in income and margin, compared to the respective periods in 2024, was due primarily to (i) income resulting from the KTS acquisition and (ii) higher volumes and more favorable product mix from large projects primarily within our communication technologies business. These increases were partially offset by the impact of the lower project volumes within our aids to navigation business mentioned above.

Backlog — The segment had backlog of $365.4 and $205.4 as of June 28, 2025 and June 29, 2024, respectively. Backlog associated with the KTS acquisition totaled $52.0 as of June 28, 2025.
CORPORATE AND OTHER EXPENSES

	Three months ended			Six months ended
	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
Total consolidated revenues	$552.4	$501.3	10.2	$1,035.0	$966.5	7.1
Corporate expense	13.3	12.0	10.8	27.3	25.9	5.4
% of revenues	2.4%	2.4%		2.6%	2.7%
Long-term incentive compensation expense	3.9	3.7	5.4	7.6	7.0	8.6

Corporate Expense — Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters in Charlotte, North Carolina. The increase in corporate expense during the three months ended June 28, 2025, compared to the respective period in 2024, was due primarily to higher expense related to acquisition and integration-related costs of $0.7 largely driven by the Sigma & Omega acquisition.

The increase in corporate expense during the six months ended June 28, 2025, compared to the respective period in 2024, was due primarily to higher expense related to (i) an increase in costs incurred for professional services and (ii) acquisition and integration-related costs of $0.5 largely driven by the KTS and Sigma & Omega acquisitions in 2025, partially offset by expense incurred for the Ingénia acquisition in 2024.

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

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 28, 2025 and June 29, 2024.

	Six months ended
	June 28, 2025	June 29, 2024
Continuing operations:
Cash flows from operating activities	$33.0	$69.4
Cash flows used in investing activities	(457.8)	(271.5)
Cash flows from financing activities	395.3	230.5
Cash flows used in discontinued operations	(1.4)	(1.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	6.4	1.1
Net change in cash and equivalents	$(24.5)	$28.1

Operating Activities — Cash flows from operating activities associated with continuing operations totaled $33.0 for the six months ended June 28, 2025, compared to cash flows from operating activities of $69.4 during the six months ended

June 29, 2024. The decrease in cash flows from operating activities for the six months ended June 28, 2025, compared to the six months ended June 29, 2024, was due primarily to (i) amounts paid into an escrow account in connection with the KTS acquisition related to future service obligations of certain employees of $46.5 and (ii) investments in working capital in support of increased backlog within our HVAC and Detection and Measurement reportable segments, partially offset by (i) the increase in income, exclusive of the non-cash expenses incurred during the 2025 period, (ii) a payment, during the first quarter of 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0, and (iii) a payment of $8.4 during the second quarter of 2024 associated with a settlement with the seller of ULC for additional contingent consideration, as discussed above.

Investing Activities — Cash flows used in investing activities of continuing operations for the six months ended June 28, 2025 were comprised primarily of net cash utilized in acquisitions, including KTS and Sigma & Omega, of $447.7 and capital expenditures of $13.2, partially offset by net proceeds from COLI policies of $3.1.

Cash flows used in investing activities of continuing operations for the six months ended June 29, 2024 were comprised of net cash utilized in the acquisition of Ingénia of $294.1 and capital expenditures of $20.3, partially offset by net proceeds from COLI policies of $42.9, inclusive of borrowings of $41.2 against the cash surrender value of these COLI policies. See Note 12 to the condensed consolidated financial statements for additional details.

Financing Activities — Cash flows from financing activities of continuing operations for the six months ended June 28, 2025 were comprised primarily of net borrowings under the Credit Agreement and trade receivables financing arrangement of $373.2 and $31.0, respectively, primarily in connection with the KTS and Sigma & Omega acquisitions. These net borrowings were partially offset by minimum tax withholdings paid on behalf of employees related to long-term incentive awards, net of proceeds from options exercised, of $9.1.

Cash flows from financing activities of continuing operations for the six months ended June 29, 2024 were comprised of net borrowings under the Credit Agreement and trade receivables financing arrangement of $193.2 and $39.0, respectively, primarily in connection with the Ingénia acquisition. These net borrowings were partially offset by minimum tax withholdings paid on behalf of employees related to long-term incentive awards, net of proceeds from options exercised, of $0.9, and net repayments under our other various debt instruments of $0.8.

Discontinued Operations — Cash flows used in discontinued operations for the six months ended June 28, 2025 relate primarily to disbursements for costs incurred to support our wound-down DBT Technologies (PTY) LTD (“DBT”) subsidiary through processes associated with the liquidation of a subcontractor.

Cash flows used in discontinued operations for the six months ended June 29, 2024 relate primarily to disbursements for liabilities retained in connection with previous dispositions.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first six months of 2025 and 2024.
Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the six months ended June 28, 2025.

	December 31, 2024	Borrowings	Repayments	Other (5)	June 28, 2025
Revolving loans(1)	$80.0	$478.0	$(98.0)	$—	$460.0
Term loans(2)	523.4	—	(6.8)	0.2	516.8
Trade receivables financing arrangement(3)	9.0	179.0	(148.0)	—	40.0
Other indebtedness(4)	2.3	0.6	(0.4)	—	2.5
Total debt	614.7	$657.6	$(253.2)	$0.2	1,019.3
Less: short-term debt	10.1				41.4
Less: current maturities of long-term debt	27.6				27.6
Total long-term debt, net	$577.0				$950.3
___________________________
(1)The revolving credit facility extends through August 2027 under the terms of our senior credit agreement and is primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and was utilized as a funding mechanism for the KTS and Sigma & Omega acquisitions.
(2)The term loans are repayable in quarterly installments equal to 1.25% of the initial term loan balances of $545.0, in all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.0 and $1.2 at June 28, 2025 and December 31, 2024, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At June 28, 2025, we had $49.1 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $40.0.
(4)Primarily includes balances under a purchase card program of $1.4 and $1.1 and finance lease obligations of $1.1 and $1.2 at June 28, 2025 and December 31, 2024, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the impact of amortization of debt issuance costs associated with the term loans.
At June 28, 2025, we were in compliance with all covenants of the senior credit agreement.
During the second quarter of 2025, we renewed our trade receivables financing agreement for the next 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.
Availability — At June 28, 2025, we had $529.0 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $460.0 and $11.0 reserved for outstanding letters of credit. In addition, at June 28, 2025, we had $11.9 of available issuance capacity under our foreign credit instrument facilities after giving effect to $13.1 reserved for outstanding letters of credit.
Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, finance leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.
We have investments in COLI policies, which are recorded at their net cash surrender value of $36.2 at June 28, 2025 and December 31, 2024. We have the ability to borrow against a portion of our investment in the COLI policies as an additional source of liquidity. The amounts borrowed totaled $39.0 at June 28, 2025 and December 31, 2024 and incur interest at a rate of 5.3%. After such borrowings, minimal capacity to borrow against the policies remains. See Note 12 to the condensed consolidated financial statements for additional information.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, cash surrender values of COLI policies, and interest rate swap and foreign currency forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions. We periodically evaluate the credit standing of these financial institutions.
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
Other Matters
Contractual Obligations — Other than the borrowings under our revolving loan facility in connection with the KTS and Sigma & Omega acquisitions discussed above, there have been no material changes in the amounts of our contractual obligations from those disclosed in our 2024 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $5.3 as of June 28, 2025. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $2.0.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 28, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2025.

Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 28, 2025 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 15, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Other than as noted below, there have been no material changes to our risk factors as previously disclosed in our 2024 Annual Report on Form 10-K.

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

Our results of operations and prospects could be negatively impacted by downturns in economic conditions in relevant global and North American markets, including as a result of the imposition, or threat of imposition, of tariffs and other trade barriers, such as the significant tariffs announced by the U.S. government in 2025, and retaliatory tariffs announced in response thereto. In addition, economic instabilities resulting from geopolitical activities, including instabilities associated with armed conflicts, and the imposition of governmental sanctions in response thereto, and any conflict or threat of conflict that may affect nations relevant to our business or the businesses of our customers and vendors, could negatively impact our results of operations and prospects.

ITEM 5. Other Information

No director or officer of SPX adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 28, 2025.

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

SPX TECHNOLOGIES, INC.
(Registrant)

Date: July 31, 2025	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: July 31, 2025	By	/s/ Mark A. Carano
Vice President, Chief Financial Officer and Treasurer