Form 10-Q
period 2025-09-27
SPX Technologies, Inc.
filed 2025-10-31
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025

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
Common shares outstanding October 24, 2025, 49,835,573

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues	$592.8	$483.7	$1,627.8	$1,450.2
Costs and expenses:
Cost of products sold	353.3	286.1	963.5	868.9
Selling, general and administrative	117.7	101.6	344.4	305.7
Intangible amortization	24.6	16.6	68.9	48.2
Special charges, net	0.1	0.5	0.2	0.9
Other operating expense, net	—	—	0.5	8.4
Operating income	97.1	78.9	250.3	218.1

Other expense, net	(3.2)	(1.4)	(2.6)	(7.1)
Interest expense	(12.0)	(12.1)	(39.9)	(34.7)
Interest income	1.1	0.6	3.0	1.2
Loss on amendment/refinancing of senior credit agreement	(1.5)	—	(1.5)	—
Income from continuing operations before income taxes	81.5	66.0	209.3	177.5
Income tax provision	(18.4)	(15.1)	(42.0)	(32.2)
Income from continuing operations	63.1	50.9	167.3	145.3

Income (loss) from discontinued operations, net of tax	—	—	—	—
Loss on disposition of discontinued operations, net of tax	(0.4)	(0.7)	(1.2)	(1.9)
Loss from discontinued operations, net of tax	(0.4)	(0.7)	(1.2)	(1.9)

Net income	$62.7	$50.2	$166.1	$143.4

Basic income per share of common stock:
Income from continuing operations	$1.31	$1.10	$3.55	$3.15
Loss from discontinued operations	(0.01)	(0.02)	(0.02)	(0.04)
Net income per share	$1.30	$1.08	$3.53	$3.11

Weighted-average number of common shares outstanding — basic	48.170	46.305	47.120	46.127

Diluted income per share of common stock:
Income from continuing operations	$1.29	$1.08	$3.50	$3.09
Loss from discontinued operations	(0.01)	(0.02)	(0.02)	(0.04)
Net income per share	$1.28	$1.06	$3.48	$3.05

Weighted-average number of common shares outstanding — diluted	48.919	47.265	47.794	47.003

Comprehensive income	$56.1	$65.7	$199.7	$142.7

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 27, 2025	December 31, 2024
ASSETS
Current assets:
Cash and equivalents	$229.4	$156.9
Accounts receivable, net	386.0	313.6
Contract assets	70.3	11.3
Inventories, net	331.3	271.0
Other current assets	47.4	31.5
Total current assets	1,064.4	784.3
Property, plant and equipment:
Land	23.6	23.5
Buildings and leasehold improvements	118.7	113.3
Machinery and equipment	329.2	308.1
	471.5	444.9
Accumulated depreciation	(244.1)	(226.9)
Property, plant and equipment, net	227.4	218.0
Goodwill	1,036.0	834.5
Intangibles, net	888.3	703.0
Other assets	221.0	164.1
Deferred income taxes	2.5	2.4
Assets of DBT and Heat Transfer (includes cash and equivalents of $2.0 and $4.5 at September 27, 2025 and December 31, 2024, respectively) (Note 3)	6.0	8.2
TOTAL ASSETS	$3,445.6	$2,714.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$157.6	$128.1
Contract liabilities	85.1	62.3
Accrued expenses	174.0	170.8
Income taxes payable	12.4	19.4
Short-term debt	1.4	10.1
Current maturities of long-term debt	0.4	27.6
Total current liabilities	430.9	418.3

Long-term debt	499.8	577.0
Deferred and other income taxes	134.1	97.8
Other long-term liabilities	218.9	224.2
Liabilities of DBT and Heat Transfer (Note 3)	13.6	12.8
Total long-term liabilities	866.4	911.8
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (57,535,118 and 49,828,522 issued and outstanding at September 27, 2025, respectively, and 54,196,620 and 46,368,240 issued and outstanding at December 31, 2024, respectively)	0.6	0.5
Paid-in capital	1,930.4	1,373.5
Retained earnings	404.9	238.8
Accumulated other comprehensive income	257.2	223.6
Common stock in treasury (7,706,596 and 7,828,380 shares at September 27, 2025 and December 31, 2024, respectively)	(444.8)	(452.0)
Total stockholders' equity	2,148.3	1,384.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,445.6	$2,714.5

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended September 27, 2025
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at June 28, 2025	$0.6	$1,371.6	$342.2	$263.8	$(444.9)	$1,533.3
Net income	—	—	62.7	—	—	62.7
Issuance of common stock in underwritten public offering, net of offering costs of $23.9	—	551.1	—	—	—	551.1
Other comprehensive loss, net	—	—	—	(6.6)	—	(6.6)
Incentive plan activity	—	3.7	—		—	3.7
Long-term incentive compensation expense	—	4.2	—	—	—	4.2
Restricted stock unit vesting	—	(0.2)	—	—	0.1	(0.1)
Balance at September 27, 2025	$0.6	$1,930.4	$404.9	$257.2	$(444.8)	$2,148.3

	Nine months ended September 27, 2025
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2024	$0.5	$1,373.5	$238.8	$223.6	$(452.0)	$1,384.4
Net income	—	—	166.1	—	—	166.1
Issuance of common stock in underwritten public offering, net of offering costs of $23.9	—	551.1	—	—	—	551.1
Other comprehensive income, net	—	—	—	33.6	—	33.6
Incentive plan activity	0.1	13.6	—	—	—	13.7
Long-term incentive compensation expense	—	11.8	—	—	—	11.8
Restricted stock unit vesting	—	(19.6)	—	—	7.2	(12.4)
Balance at September 27, 2025	$0.6	$1,930.4	$404.9	$257.2	$(444.8)	$2,148.3

	Three months ended September 28, 2024
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at June 29, 2024	$0.5	$1,359.1	$131.5	$244.9	$(452.2)	$1,283.8
Net income	—	—	50.2	—	—	50.2
Other comprehensive income, net	—	—	—	15.5	—	15.5
Incentive plan activity	—	4.7	—	—	—	4.7
Long-term incentive compensation expense	—	4.0	—	—	—	4.0
Restricted stock unit vesting	—	(0.1)	—	—	0.1	—
Balance at September 28, 2024	$0.5	$1,367.7	$181.7	$260.4	$(452.1)	$1,358.2

	Nine months ended September 28, 2024
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2023	$0.5	$1,353.6	$38.3	$261.1	$(458.9)	$1,194.6
Net income	—	—	143.4	—	—	143.4
Other comprehensive loss, net	—	—	—	(0.7)	—	(0.7)
Incentive plan activity	—	19.0	—	—	—	19.0
Long-term incentive compensation expense	—	11.0	—	—	—	11.0
Restricted stock unit vesting	—	(15.9)	—	—	6.8	(9.1)
Balance at September 28, 2024	$0.5	$1,367.7	$181.7	$260.4	$(452.1)	$1,358.2

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 27, 2025	September 28, 2024
Cash flows from (used in) operating activities:
Net income	$166.1	$143.4
Less: Loss from discontinued operations, net of tax	(1.2)	(1.9)
Income from continuing operations	167.3	145.3
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	0.2	0.9
(Gain) loss on change in fair value of equity security	(4.5)	4.2
Loss on amendment/refinancing of senior credit agreement	1.5	—
Amortization of compensation expense related to acquisition (Refer to Note 3)	17.4	—
Deferred and other income taxes	14.8	(5.5)
Depreciation and amortization	91.9	67.9
Pension and other employee benefits	12.1	9.8
Long-term incentive compensation	11.8	11.0
Other, net	(0.4)	(4.2)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(94.9)	(44.2)
Contribution related to employee retention agreements from acquisition (Refer to Note 3)	(46.5)	—
Inventories	(26.1)	(14.1)
Accounts payable, accrued expenses and other	(3.2)	(23.8)
Cash spending on restructuring actions	(1.6)	(0.9)
Net cash from continuing operations	139.8	146.4
Net cash used in discontinued operations	(1.7)	(27.0)
Net cash from operating activities	138.1	119.4
Cash flows from (used in) investing activities:
Proceeds/borrowings (repayments) related to company-owned life insurance policies, net	(30.3)	42.9
Business acquisitions, net of cash acquired	(445.3)	(292.0)
Capital expenditures	(23.6)	(28.2)
Net cash used in continuing operations	(499.2)	(277.3)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(499.2)	(277.3)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	978.0	610.2
Repayments under senior credit facilities	(1,082.6)	(462.0)
Borrowings under trade receivables arrangement	280.0	217.0
Repayments under trade receivables arrangement	(289.0)	(186.0)
Net borrowings (repayments) under other financing arrangements	0.1	(0.8)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(8.3)	1.1
Proceeds of issuance of common stock in underwritten public offering, net of offering costs of $23.9	551.1	—
Financing fees paid	(4.7)	(2.6)
Net cash from continuing operations	424.6	176.9
Net cash from (used in) discontinued operations	—	—
Net cash from financing activities	424.6	176.9
Change in cash and equivalents due to changes in foreign currency exchange rates	6.5	5.5
Net change in cash and equivalents	70.0	24.5
Consolidated cash and equivalents, beginning of period	161.4	104.9
Consolidated cash and equivalents, end of period	$231.4	$129.4

	Nine months ended
	September 27, 2025	September 28, 2024
Components of cash and equivalents:
Cash and equivalents	$229.4	$124.8
Cash and equivalents included in assets of DBT and Heat Transfer	2.0	4.6
Total cash and equivalents	$231.4	$129.4

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
Acquisition of KTS
On January 27, 2025, we completed the acquisition of Kranze Technology Solutions, Inc. (“KTS”) which specializes in digital interoperability and tactical networking solutions, primarily for the defense industry. We purchased KTS for net cash consideration of $340.0, inclusive of amounts related to future service obligations of certain existing employees of $46.5 and net of an adjustment to the purchase price of $2.4 received during the third quarter of 2025 related to acquired working capital. The post-acquisition operating results of KTS are reflected within our Detection and Measurement reportable segment. We financed the acquisition with available borrowings on our revolving credit facilities under our senior credit facilities.
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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2025 are March 29, June 28, and September 27, compared to the respective March 30, June 29, and September 28 dates of 2024. We had two less days in the first quarter of 2025 and will have one more day in the fourth quarter of 2025 than in the respective 2024 periods. It is not practicable to estimate the impact of the two less days on our consolidated operating results for the nine months ended September 27, 2025, when compared to the consolidated operating results for the respective 2024 period.

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

In September 2025, the FASB issued ASU No. 2025-06, which replaces the stage-based capitalization model for the treatment of development costs of internal-use software with a principles-based framework, reflecting modern software development practices. In addition, ASU 2025-06 requires companies to capitalize software costs once management authorizes and commits to funding with probable completion and use. ASU 2025-06 will be effective for annual reporting periods beginning after December 15, 2027, and for interim periods within annual reporting periods within those annual reporting periods, and allows multiple transition methods, including retrospective, prospective, or modified prospective application, with early adoption permitted. We are currently evaluating the impact of ASU 2025-06 on our consolidated financial position, results of operations and cash flows.

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
Acquisitions

From time to time, we may make acquisitions that do not significantly impact our financial position or statements of operations. These acquisitions primarily complement our existing business operations or strategic initiatives with no significant impact to our financial outlook and end markets, nor requiring a significant investment of resources. Such acquisitions are not separately identified within this report on Form 10-Q. During the nine months ended September 27, 2025, cash outflows, net of cash acquired, related to this activity totaled $8.2. The post-acquisition operating results are reflected within our HVAC reportable segment and have no significant impact to our financial outlook and end markets.

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
The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Sigma & Omega as of April 15, 2025:

Assets acquired:
Current assets, including cash and equivalents of $0.2	$17.4
Property, plant and equipment	1.7
Goodwill	75.3
Intangible assets	77.6
Total assets acquired	172.0

Current liabilities assumed	7.4
Deferred and other income taxes	20.8

Net assets acquired	$143.8
The identifiable intangible assets acquired consist of customer relationships, customer backlog, technology, and definite-lived trademarks of $56.3, $8.9, $8.5, and $3.9, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize the customer relationships, customer backlog, technology, and definite-lived trademarks over 11.0, 1.0, 9.0, and 8.0 years, respectively.

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

We recognized revenues and net losses for Sigma & Omega of $20.1 and $0.3, and $35.2 and $0.7, respectively, for the three and nine months ended September 27, 2025, with the net losses impacted by charges during the three and nine months ended September 27, 2025 of $5.0 and $9.4, respectively, associated with amortization of the various intangible assets mentioned above and $0.1 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold.

Acquisition of KTS

As indicated in Note 1, on January 27, 2025, we completed the acquisition of KTS for net cash consideration of $340.0, inclusive of amounts paid related to future service obligations of certain employees of $46.5 described further below and net of an adjustment to the purchase price of $2.4 received during the third quarter of 2025 related to acquired working capital. We financed the acquisition with available borrowings on our revolving credit facilities under our senior credit facilities. The excess of the purchase price over the total of the fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill.

In connection with the acquisition of KTS, and as required by the acquisition agreement, we assumed employee retention agreements with certain employees, totaling $46.5, that include future service obligations. In the event employees forfeit any amounts under the terms of the agreements, such amounts are due to the seller of KTS. We funded the amounts related to these retention agreements through a reduction in the purchase price, with $46.5 paid into an escrow account at the time of the acquisition closing, as required by the acquisition agreement. The deferred compensation assets related to these agreements will be amortized over the agreement terms which range from 2 to 8 years. During the three and nine months ended September 27, 2025, we recognized compensation costs of $6.5 and $17.4, respectively, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations, related to such retention agreements. The remaining deferred compensation assets of $15.6 and $13.5 are recorded within “Other current assets” and “Other assets”, respectively, within our condensed consolidated balance sheet as of September 27, 2025.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for KTS as of January 27, 2025:

Assets acquired:
Current assets(1)	$61.0
Property, plant and equipment	5.5
Goodwill	102.8
Intangible assets	164.5
Other assets(1)	26.4
Total assets acquired	360.2

Current liabilities assumed	15.5
Other long-term liabilities	4.7

Net assets acquired	$340.0
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

We recognized revenues and net losses for KTS of $17.3 and $6.6, and $47.4 and $15.5, respectively, for the three and nine months ended September 27, 2025, with the net losses impacted by charges during the three and nine months ended September 27, 2025 of (i) $6.5 and $17.4, respectively, for amortization of compensation costs related to acquired retention agreements, (ii) $5.5 and $14.7, respectively, associated with amortization of the various intangible assets mentioned above, and (iii) $0.5 and $1.3, respectively, associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold.

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

The identifiable intangible assets acquired consist of technology, customer relationships and contracts, trademarks, and customer backlog of $46.7, $23.5, $13.9, and $13.8, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize the technology, customer relationships and contracts, trademarks, and customer backlog assets over 12.0, 7.0, 8.0, and 1.0 years, respectively.

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

During the three and nine months ended September 27, 2025, we incurred acquisition-related and other costs for Ingénia, KTS and Sigma & Omega of $7.4 and $23.0, respectively. During the three and nine months ended September 28, 2024, we incurred acquisition-related and other costs for Ingénia of $0.9 and $4.8, respectively. These costs have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations. In addition, we recorded these amounts as shown below within consolidated operating income in Note 6:

Acquisition and integration-related costs for Ingénia, KTS and Sigma & Omega
	Three months ended		Nine months ended
Affected line item in Note 6	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Corporate expense	$0.4	$0.2	$4.0	$3.1
Acquisition and integration-related costs	7.0	0.7	19.0	1.7
Consolidated operating income	$7.4	$0.9	$23.0	$4.8

The following unaudited pro forma information presents our condensed consolidated results of operations for the three and nine months ended September 27, 2025 and September 28, 2024, respectively, as if the acquisitions of KTS and Ingénia had taken place on January 1, 2024 and January 1, 2023, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of our condensed consolidated results of operations that would have been reported had the acquisitions been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of KTS and Ingénia. These pro forma consolidated results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisitions, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment, intangible assets and compensation costs related to acquired retention agreements, adjustments to reflect charges associated with acquisition-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred beginning during the first quarter of 2024 for KTS and first quarter of 2023 for Ingénia, and the related income tax effects.

	Three months ended		Nine months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues	$592.8	$508.6	$1,630.5	$1,519.7
Income from continuing operations	68.5	45.3	180.4	122.5
Net income	68.1	44.6	179.2	120.6

Income from continuing operations per share of common stock:
Basic	$1.42	$0.98	$3.83	$2.66
Diluted	$1.40	$0.96	$3.77	$2.61

Net income per share of common stock:
Basic	$1.41	$0.96	$3.80	$2.61
Diluted	$1.39	$0.94	$3.75	$2.57

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

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of September 27, 2025 and December 31, 2024. The major line items constituting DBT’s assets and liabilities as of September 27, 2025 and December 31, 2024 are shown below:

	September 27, 2025	December 31, 2024
ASSETS
Cash and equivalents	$1.9	$4.4
Other current assets(1)	3.7	3.4
Total assets of DBT	$5.6	$7.8
LIABILITIES
Accounts payable(1)	$0.1	$0.7
Contract liabilities(1)	2.2	2.0
Accrued expenses(1)	6.7	5.8
Other long-term liabilities(1)	4.5	4.2
Total liabilities of DBT	$13.5	$12.7
___________________________

(1) Balances relate primarily to disputed amounts due to or from a subcontractor engaged by DBT during the Kusile project, that is currently in liquidation. The timing of the ultimate resolution of these matters is uncertain as they are likely to occur as part of the liquidation process.

During the quarter ended September 28, 2024, and in connection with the Settlement Agreement, DBT made a payment of South African Rand 480.9 ($27.1 at the time of payment). In connection with this remaining obligation, we had entered into a foreign currency forward contract, which we accounted for as a fair-value hedge and which matured at the time of the final payment to MHI. The resulting cash received of $2.0 is presented within “Net cash used in discontinued operations” within the condensed consolidated statement of cash flows for the nine months ended September 28, 2024. Refer to Note 13 for additional details. There are no further payment obligations to MHI under the terms of the Settlement Agreement.

Wind-Down of the Heat Transfer Business

We completed the wind-down of our SPX Heat Transfer (“Heat Transfer”) business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of September 27, 2025 and December 31, 2024. The major line items constituting Heat Transfer’s assets and liabilities as of September 27, 2025 and December 31, 2024 are shown below:

	September 27, 2025	December 31, 2024
ASSETS
Cash and equivalents	$0.1	$0.1
Other current assets	0.3	0.3
Total assets of Heat Transfer	$0.4	$0.4
LIABILITIES
Accounts payable	$0.1	$0.1
Total liabilities of Heat Transfer	$0.1	$0.1

Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g. income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the three and nine months ended September 27, 2025 and September 28, 2024, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Loss from discontinued operations(1)	$(0.5)	$(0.7)	$(1.3)	$(1.7)
Income tax benefit (provision)	0.1	—	0.1	(0.2)
Loss from discontinued operations, net	$(0.4)	$(0.7)	$(1.2)	$(1.9)
________________________________
(1)Loss for the three and nine months ended September 27, 2025 and September 28, 2024 related primarily to costs incurred to support DBT through the subcontractor liquidation process mentioned above.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three months ended September 27, 2025
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$236.5	$—	$236.5
Hydronic heating, electrical heating, and ventilation	150.9	—	150.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	63.4	63.4
Communication technologies, aids to navigation, and transportation systems	—	142.0	142.0
	$387.4	$205.4	$592.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$353.9	$168.0	$521.9
Revenues recognized over time	33.5	37.4	70.9
	$387.4	$205.4	$592.8

	Nine months ended September 27, 2025
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$674.4	$—	$674.4
Hydronic heating, electrical heating, and ventilation	412.7	—	412.7
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	189.6	189.6
Communication technologies, aids to navigation, and transportation systems	—	351.1	351.1
	$1,087.1	$540.7	$1,627.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$1,003.4	$461.4	$1,464.8
Revenues recognized over time	83.7	79.3	163.0
	$1,087.1	$540.7	$1,627.8

	Three months ended September 28, 2024
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$217.7	$—	$217.7
Hydronic heating, electrical heating, and ventilation	117.6	—	117.6
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	64.7	64.7
Communication technologies, aids to navigation, and transportation systems	—	83.7	83.7
	$335.3	$148.4	$483.7

Timing of Revenue Recognition
Revenues recognized at a point in time	$314.9	$117.5	$432.4
Revenues recognized over time	20.4	30.9	51.3
	$335.3	$148.4	$483.7

	Nine months ended September 28, 2024
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$650.1	$—	$650.1
Hydronic heating, electrical heating, and ventilation	344.1	—	344.1
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	191.8	191.8
Communication technologies, aids to navigation, and transportation systems	—	264.2	264.2
	$994.2	$456.0	$1,450.2

Timing of Revenue Recognition
Revenues recognized at a point in time	$912.3	$376.2	$1,288.5
Revenues recognized over time	81.9	79.8	161.7
	$994.2	$456.0	$1,450.2

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

Project volumes, primarily within our communication technologies, aids to navigation, cooling products, and transportation systems businesses, can vary from period to period based on the timing of project execution.

Our contract balances consisted of the following as of September 27, 2025 and December 31, 2024:

Contract Balances	September 27, 2025	December 31, 2024	Change
Contract Accounts Receivable(1)	$368.1	$305.4	$62.7
Contract Assets	70.3	11.3	59.0
Contract Liabilities - current	(85.1)	(62.3)	(22.8)
Contract Liabilities - non-current(2)	(3.7)	(4.0)	0.3
Net contract balance	$349.6	$250.4	$99.2
___________________________
(1)Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2)Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.

Our contract balances consisted of the following as of September 28, 2024 and December 31, 2023:

Contract Balances	September 28, 2024	December 31, 2023	Change
Contract Accounts Receivable	$333.7	$275.4	$58.3
Contract Assets	36.7	16.6	20.1
Contract Liabilities - current	(60.8)	(73.5)	12.7
Contract Liabilities - non-current	(4.3)	(4.0)	(0.3)
Net contract balance	$305.3	$214.5	$90.8
The timing and amount of revenue recognition, invoicing and cash collections results in Contract Accounts Receivable, contract assets, and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. In general, we receive payments from customers based on a billing schedule established in our contracts. During the three and nine months ended September 27, 2025, changes in contract balances were not significantly impacted by any other factors besides the acquisition of KTS. At September 27, 2025, Contract Account Receivables, contract assets, and current contract liabilities attributable to KTS were $10.3, $0.8, and $13.3, respectively.
During the three and nine months ended September 27, 2025, we recognized revenues of $8.5 and $47.5, respectively, related to our contract liabilities at December 31, 2024. During the three and nine months ended September 28, 2024, we recognized revenues of $7.0 and $47.7, respectively, related to our contract liabilities at December 31, 2023.
Performance Obligations

As of September 27, 2025, the aggregate amount allocated to remaining performance obligations was $341.1. We expect to recognize revenue on approximately 62% and 75% of these remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
During the nine months ended September 27, 2025 lease obligations were not significantly impacted by any other factors besides the acquisition of KTS. At September 27, 2025, we obtained operating right-of-use assets in exchange for new lease obligations of $4.7 related to the KTS acquisition.

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
Corporate Expense
Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters based in Charlotte, North Carolina.
Financial data for our reportable segments for the three and nine months ended September 27, 2025 and September 28, 2024 are presented below:

	Three months ended		Nine months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
HVAC reportable segment
Revenues	$387.4	$335.3	$1,087.1	$994.2
Cost of product sold	236.1	206.0	661.8	615.2
Selling, general and administrative expense	56.9	49.3	161.2	146.9
Segment income	$94.4	$80.0	$264.1	$232.1

Detection and Measurement reportable segment
Revenues	$205.4	$148.4	$540.7	$456.0
Cost of product sold	116.6	80.1	300.3	251.9
Selling, general and administrative expense	37.1	34.5	112.1	105.0
Segment income	$51.7	$33.8	$128.3	$99.1

Consolidated revenues	$592.8	$483.7	$1,627.8	$1,450.2
Consolidated income for segments	146.1	113.8	392.4	331.2

Corporate expense	12.4	12.4	39.7	38.3
Acquisition and integration-related costs (1)	7.7	1.4	21.0	6.3
Long-term incentive compensation expense	4.2	4.0	11.8	11.0
Amortization of acquired intangible assets	24.6	16.6	68.9	48.2
Special charges, net	0.1	0.5	0.2	0.9
Other operating expense, net (2)	—	—	0.5	8.4
Consolidated operating income	97.1	78.9	250.3	218.1

Other expense, net	(3.2)	(1.4)	(2.6)	(7.1)
Interest expense	(12.0)	(12.1)	(39.9)	(34.7)
Interest income	1.1	0.6	3.0	1.2
Loss on amendment/refinancing of senior credit agreement	(1.5)	—	(1.5)	—
Income from continuing operations before income taxes	$81.5	$66.0	$209.3	$177.5

Capital expenditures:
HVAC reportable segment	$6.2	$6.0	$17.0	$23.7
Detection and Measurement reportable segment	4.2	1.9	6.6	4.0
Corporate	—	—	—	0.5
Total capital expenditures	$10.4	$7.9	$23.6	$28.2

Depreciation and amortization:
HVAC reportable segment	$19.6	$16.7	$55.4	$47.9
Detection and Measurement reportable segment	12.2	6.2	34.7	18.1
Corporate	0.6	0.6	1.8	1.9
Total depreciation and amortization	$32.4	$23.5	$91.9	$67.9

	Three months ended		Nine months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Geographic Areas:
Revenues: (3)
United States	$470.5	$395.8	$1,312.4	$1,199.3
Canada	55.8	28.2	135.7	82.0
China	18.2	16.5	52.9	45.9
United Kingdom	23.6	24.5	63.5	66.7
Other	24.7	18.7	63.3	56.3
	$592.8	$483.7	$1,627.8	$1,450.2

			September 27, 2025	December 31, 2024
Tangible Long-Lived Assets:
United States			$331.7	$275.5
Canada			86.3	83.3
Other			32.9	25.7
Total tangible long-lived assets			$450.9	$384.5
________________________________
(1)Represents integration costs incurred in connection with acquisitions of $7.7 and $21.0 during the three and nine months ended September 27, 2025, respectively, and $1.4 and $6.3 during the three and nine months ended September 28, 2024, respectively. The three and nine months ended September 27, 2025 includes amortization of a deferred compensation asset acquired in connection with the KTS acquisition of $6.5 and $17.4, respectively. Additionally, the three and nine months ended September 27, 2025 includes additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the KTS acquisition of $0.5 and $1.3, respectively, and the Sigma & Omega acquisition of $0.1 and $0.1, respectively. The nine months ended September 28, 2024 includes $1.8 of additional “Cost of products sold” related to the step-up of inventory (to fair value) associated with the Ingénia acquisition.
(2)Represents a charge of $8.4 incurred during the nine months ended September 28, 2024 related to a settlement with the seller of ULC Robotics (“ULC”) regarding additional contingent consideration.
(3)Revenues are included in the above geographic areas based on the country that recorded the revenue.

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three and nine months ended September 27, 2025 and September 28, 2024 are described in more detail below:

	Three months ended		Nine months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
HVAC reportable segment	$—	$—	$(0.2)	$0.2
Detection and Measurement reportable segment	0.1	0.5	0.3	0.7
Corporate	—	—	0.1	—
Total	$0.1	$0.5	$0.2	$0.9

HVAC — Special charges, net for the nine months ended September 27, 2025 and September 28, 2024 related primarily to recording, and subsequent adjustments of, severance costs associated with restructuring actions at one of the segment’s cooling businesses.
Detection and Measurement — Special charges, net for the three and nine months ended September 27, 2025 related primarily to severance costs associated with restructuring actions at the segment's inspection and rehabilitation business. Charges for the three and nine months ended September 28, 2024 related primarily to severance costs associated with a restructuring action at the segment's location and inspection business. In addition, special charges, net for the nine months ended September 28, 2024 included severance costs associated with a restructuring action at the segment's aids to navigation business.
Corporate — Special charges, net for the nine months ended September 27, 2025 related primarily to severance costs associated with a restructuring action.
No significant future charges are expected to be incurred under actions approved as of September 27, 2025.

The following is an analysis of our restructuring liabilities for the nine months ended September 27, 2025 and September 28, 2024:

	Nine months ended
	September 27, 2025	September 28, 2024
Balance at beginning of year	$1.8	$0.7
Special charges	0.2	0.9
Utilization — cash	(1.6)	(0.9)
Balance at end of period	$0.4	$0.7

(8)    INVENTORIES, NET
Inventories are accounted for under the first-in, first-out method and are comprised of the following at September 27, 2025 and December 31, 2024:

	September 27, 2025	December 31, 2024
Finished goods	$71.8	$68.5
Work in process	37.4	32.3
Raw materials and purchased parts	222.1	170.2
Total inventories	$331.3	$271.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 27, 2025 were as follows:

	December 31, 2024	Goodwill Resulting from Business Combinations (1)	Foreign Currency Translation	September 27, 2025
HVAC reportable segment
Gross goodwill	$907.3	$80.5	$20.5	$1,008.3
Accumulated impairments	(326.6)	—	(10.1)	(336.7)
Goodwill	580.7	80.5	10.4	671.6

Detection and Measurement reportable segment
Gross goodwill	426.6	102.8	10.8	540.2
Accumulated impairments	(172.8)	—	(3.0)	(175.8)
Goodwill	253.8	102.8	7.8	364.4

Total
Gross goodwill	1,333.9	183.3	31.3	1,548.5
Accumulated impairments	(499.4)	—	(13.1)	(512.5)
Goodwill	$834.5	$183.3	$18.2	$1,036.0
__________________________
(1)Reflects (i) goodwill acquired with the KTS and Sigma & Omega acquisitions of $102.8 and $75.3, respectively, and an immaterial acquisition within the HVAC reportable segment. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the KTS and Sigma & Omega acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at September 27, 2025 and December 31, 2024 comprised the following:

	September 27, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships and contracts	$555.8	$(138.1)	$417.7	$421.1	$(103.3)	$317.8
Technology	273.2	(58.2)	215.0	181.7	(41.3)	140.4
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	100.5	(66.9)	33.6	71.0	(45.7)	25.3
	934.0	(267.7)	666.3	678.3	(194.8)	483.5
Trademarks with indefinite lives	222.0	—	222.0	219.5	—	219.5
Total	$1,156.0	$(267.7)	$888.3	$897.8	$(194.8)	$703.0
__________________________
(1)The gross carrying value of identifiable intangible assets acquired with the KTS acquisition consist of technology of $79.8, customer relationships and contracts of $70.7, definite-lived trademarks of $6.7, and customer backlog of $7.3. The gross carrying value of identifiable intangible assets acquired with the Sigma & Omega acquisition consist of customer relationships of $56.3, customer backlog of $8.9, technology of $8.5, and definite-lived trademarks of $3.9.

In connection with the acquisitions of KTS and Sigma & Omega, which have definite-lived intangible assets as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $90.0 for the full year 2025, $73.0 for 2026, and $70.0 for each of the three years thereafter.
At September 27, 2025, the net carrying value of intangible assets with determinable lives consisted of $423.4 in the HVAC reportable segment and $242.9 in the Detection and Measurement reportable segment. At September 27, 2025, trademarks with indefinite lives consisted of $157.1 in the HVAC reportable segment and $64.9 in the Detection and Measurement reportable segment.
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
The fair value of the net assets related to the Sigma & Omega, KTS and Ingénia acquisitions approximate their respective carrying values. If Sigma & Omega, KTS or Ingénia are unable to achieve their current financial forecasts, or there is a change in key assumptions used in the fair value analyses (e.g. projected revenues and profit growth rates, industry price multiples, discount rates, etc.), we may be required to record an impairment charge in a future period related to their goodwill. As of September 27, 2025, Sigma & Omega, KTS and Ingénia's goodwill totaled $75.2, $102.8 and $138.2, respectively.
We perform our annual indefinite-lived trademarks impairment testing during the fourth quarter, or on a more frequent basis, if there are indications of potential impairment. The fair value of these trademarks is based on applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions (fair value based on unobservable inputs - Level 3, as defined in Note 17). The primary basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year. During the fourth quarter of 2024, in connection with the 2024 annual trademark impairment analyses, we determined that the implied value of ASPEQ’s trademarks approximated their carrying value. If ASPEQ is unable to achieve its current revenue forecast, or there is a change in assumptions used in ASPEQ’s analysis (e.g., projected revenues and discount rates, etc.), we may be required to record an impairment charge in a future period related to its trademarks. As of September 27, 2025, ASPEQ’s trademarks totaled $51.5.

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

10	Nine months ended
	September 27, 2025	September 28, 2024
Balance at beginning of year	$44.7	$37.9
Acquisitions	—	1.3
Provisions	14.1	14.1
Usage	(11.5)	(10.4)
Currency translation adjustment	0.1	—
Balance at end of period	47.4	42.9
Less: Current portion of warranty	22.9	18.8
Non-current portion of warranty	$24.5	$24.1

(11)    EMPLOYEE BENEFIT PLANS
During the fourth quarter of 2023, we initiated the wind-up of our Canadian defined benefit pension plans (collectively, the “Canadian Pension Plans”). We received regulatory approval for the wind-up which was completed during the first quarter of 2025. This transaction resulted in a settlement loss of $0.3 recorded in net periodic pension benefit expense during the nine months ended September 27, 2025. In addition, and in connection with this wind-up, we remeasured the assets and liabilities of the Canadian Pension Plans, which resulted in a loss of $0.5 recorded in net periodic pension benefit expense for the nine months ended September 27, 2025. Lastly, as a result of the wind-up, we have eliminated the third-party cost and internal resource requirements associated with administering these benefit plans.

Net periodic benefit (income) expense for our pension and postretirement plans included the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$—	$—	$—	$—
Interest cost	3.0	2.9	9.0	8.9
Expected return on plan assets	(2.0)	(2.2)	(6.0)	(6.6)
Net periodic pension benefit expense	$1.0	$0.7	$3.0	$2.3

Foreign Pension Plans

	Three months ended		Nine months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$—	$—	$—	$—
Interest cost	1.0	1.3	3.0	4.1
Expected return on plan assets	(0.9)	(1.3)	(2.7)	(3.9)
Settlement loss (1)	—	—	0.3	—
Recognized net actuarial loss (1)	—	—	0.5	—
Net periodic pension benefit expense	$0.1	$—	$1.1	$0.2
__________________________
(1)Relates to the wind-up of the Canadian Pension Plans referred to previously.

Postretirement Plans

	Three months ended		Nine months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$—	$—	$—	$—
Interest cost	0.3	0.3	0.9	0.9
Amortization of unrecognized prior service credits	(0.8)	(0.8)	(2.4)	(2.4)
Net periodic postretirement benefit income	$(0.5)	$(0.5)	$(1.5)	$(1.5)

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the nine months ended September 27, 2025:

	December 31, 2024	Borrowings	Repayments	Other (5)	September 27, 2025
Revolving loans(1)	$80.0	$478.0	$(558.0)	$—	$—
Term loans(2)	523.4	500.0	(524.6)	0.3	499.1
Trade receivables financing arrangement(3)	9.0	280.0	(289.0)	—	—
Other indebtedness(4)	2.3	0.6	(0.5)	0.1	2.5
Total debt	614.7	$1,258.6	$(1,372.1)	$0.4	501.6
Less: short-term debt	10.1				1.4
Less: current maturities of long-term debt	27.6				0.4
Total long-term debt	$577.0				$499.8

___________________________
(1)As noted below, we amended our senior credit agreement on September 9, 2025. The amendment extends the revolving credit facility through September 9, 2030. The revolving credit facilities are primarily used to provide liquidity for funding acquisitions, including related fees and expenses and were utilized as a funding mechanism for the KTS and Sigma & Omega acquisitions. In connection with the consummation of the underwritten public offering (refer to Note 14 for additional details), amounts then owing under our revolving credit facilities were fully repaid.
(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $500.0, beginning in December 2026 and in each of the first three quarters of 2027, and 1.25% during the fourth quarter of 2027, all quarters of 2028 and 2029, and the first two quarters of 2030. The remaining balances are payable in full on September 9, 2030. Balances are net of unamortized debt issuance costs of $0.9 and $1.2 at September 27, 2025 and December 31, 2024, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At September 27, 2025, we had $86.1 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $0.0.
(4)Primarily includes balances under a purchase card program of $1.4 and $1.1 and finance lease obligations of $1.1 and $1.2 at September 27, 2025 and December 31, 2024, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the capitalization and amortization of debt issuance costs incurred in connection with the term loan.
Senior Credit Facilities
On September 9, 2025 (the “Third Amendment Effective Date”), we entered into a Third Amendment to the Amended and Restated Credit Agreement and Amendment to the Amended and Restated Guarantee and Collateral Agreement (the “Third Amendment”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”), the lenders party thereto, and certain domestic subsidiaries of SPX, as guarantors, which amends the Amended and Restated Credit Agreement (as previously amended, the “Existing Credit Agreement”), with the lenders party thereto, Deutsche Bank AG, as foreign trade facility agent, and the Administrative Agent (the “Amended Credit Agreement”).
The Amended Credit Agreement provides for committed senior secured financing in the aggregate amount of $2,025.0, consisting of the following facilities (collectively, the “Senior Credit Facilities”), each with a final maturity of September 9, 2030:
•A term loan facility in the aggregate principal amount of $500.0;

•A multicurrency revolving credit facility, which will be available for loans and letters of credit in U.S. Dollars, Euros, British Pounds Sterling and other currencies, in an aggregate principal amount up to the equivalent of $1,500.0 (with sublimits equal to the equivalents of $200.0 for financial letters of credit, $50.0 for non-financial letters of credit, and $250.0 for non-U.S. exposure); and

•A bilateral foreign credit instrument facility, which will be available for performance letters of credit and bank undertakings, in an aggregate principal amount in various currencies up to the equivalent of $25.0.

SPX may also seek additional commitments, without consent from the existing lenders, to add incremental term loan facilities and/or increase the commitments in respect of the revolving credit facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount not to exceed (x) the greater of (i) $500.0 and (ii) the amount of Consolidated

EBITDA (as defined in the Amended Credit Agreement) for the four fiscal quarters ended most recently before the date of determination, plus (y) an unlimited amount so long as, immediately after giving effect thereto, our Consolidated Senior Secured Leverage Ratio (defined in the Amended Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings, or analogous instruments and net of unrestricted cash and cash equivalents) at the date of determination secured by liens to Consolidated EBITDA for the four fiscal quarters ended most recently before such date) does not exceed 3.00:1.00, plus (z) an amount equal to all voluntary prepayments of the term loan facility and voluntary prepayments accompanied by permanent commitment reductions of the revolving credit facility and foreign credit instrument facility.

SPX Enterprises, LLC, a direct wholly owned subsidiary of SPX Technologies, Inc., is the borrower under each of the above facilities, and may designate certain foreign subsidiaries to be borrowers under the revolving credit facility and the foreign credit instrument facility. There are no foreign subsidiary borrowers as of the Third Amendment Effective Date. All borrowings and other extensions of credit under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of the initial borrowings were used to repay indebtedness outstanding under the Existing Credit Agreement.
The interest rates applicable to loans in U.S. Dollars under the Senior Credit Facilities are, at our option, equal to either (x) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) the one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00%) or (y) the Term SOFR rate for the applicable interest period, plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (defined in the Amended Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of unrestricted cash and cash equivalents) at the date of determination to Consolidated EBITDA for the four fiscal quarters ended most recently before such date). The interest rates applicable to loans in other currencies under the Senior Credit Facilities are, at the applicable borrower's option, equal to either (x) an adjusted alternative currency daily rate or (y) an adjusted alternative currency term rate for the applicable interest period, plus, in each case, the applicable margin percentage. The borrowers may elect interest periods of one, three or six months (and, if consented to by all relevant lenders, any other period not greater than twelve months) for term rate borrowings, subject in each case to availability in the applicable currency.
The applicable per annum fees and interest rate margins are as follows:

Consolidated Leverage Ratio	Revolving Commitment Fee	Financial Letter of Credit Fee	Foreign Credit Instrument (FCI) Commitment Fee	FCI Fee and Non-Financial Letter of Credit Fee	Term SOFR Loans/Alternative Currency Loans	ABR Loans
Less than 0.75 to 1.0	0.200%	1.250%	0.200%	0.750%	1.250%	0.250%
Greater than or equal to 0.75 to 1.0 but less than 2.00 to 1.0	0.225%	1.375%	0.225%	0.800%	1.375%	0.375%
Greater than or equal to 2.00 to 1.0 but less than 3.00 to 1.0	0.250%	1.500%	0.250%	0.875%	1.500%	0.500%
Greater than or equal to 3.00 to 1.0	0.275%	1.750%	0.275%	1.000%	1.750%	0.750%
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 5.5% at September 27, 2025.
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
The Senior Credit Facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of (including from any casualty to, or governmental taking of) property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by us. Mandatory prepayments will be applied first to repay amounts outstanding under any term loans and then to amounts outstanding under the revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested (or committed to be reinvested) in permitted acquisitions, permitted investments or assets to be used in our business within 365 days (and if committed to be reinvested, actually reinvested within 180 days after the end of such 365-day period) of the receipt of such proceeds.
We may voluntarily prepay loans under the Senior Credit Facilities, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders' breakage costs in the case of a prepayment of term rate borrowings other than on the last day of the relevant interest period.
The obligations under the Senior Credit Facilities (and certain specified hedging and treasury obligations) are guaranteed by:
•Each existing and subsequently acquired or organized domestic material subsidiary of SPX Technologies, Inc., with specified exceptions; and

•SPX Technologies, Inc. with respect to the obligations of foreign borrower subsidiaries under the revolving credit facility and the bilateral foreign credit instrument facility.

The obligations under the Senior Credit Facilities (and certain specified hedging and treasury obligations) are secured by a first priority pledge and security interest in 100% of the capital stock of domestic subsidiaries (with certain exceptions) held by SPX Technologies, Inc. or the domestic subsidiary guarantors and 65% of the voting capital stock (and 100% of the non-voting capital stock) of material first-tier foreign subsidiaries (with certain exceptions). If we obtain a corporate credit rating from Moody’s and S&P and such corporate credit rating is less than “Ba2” (or not rated) by Moody’s and less than “BB” (or not rated) by S&P, then SPX Technologies, Inc., the borrowers and the domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of their assets. If our corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults would exist, then all collateral security will be released and the indebtedness under the Senior Credit Facilities will be unsecured.
The Amended Credit Agreement requires that we maintain:
•A Consolidated Interest Coverage Ratio (defined in the Amended Credit Agreement generally as the ratio of Consolidated EBITDA for the four fiscal quarters then ended to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.00 to 1.00; and

•A Consolidated Leverage Ratio as of the last day of any fiscal quarter of not more than 3.75 to 1.00 (or 4.25 to 1.00 for the four fiscal quarters after certain permitted acquisitions).

The Amended Credit Agreement also contains covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans or guarantees, make restricted junior payments, including dividends, redemptions of capital stock, and voluntary prepayments or repurchase of subordinated indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions, or engage in certain transactions with affiliates. The Amended Credit Agreement contains customary representations, warranties, affirmative covenants and events of default.

At September 27, 2025, we had $1,489.0 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $0.0 and $11.0 reserved for outstanding letters of credit. In addition, at September 27, 2025, we had $12.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $12.2 reserved for outstanding letters of credit.
At September 27, 2025, we were in compliance with all covenants of the Amended Credit Agreement.

During the third quarter of 2025, we capitalized $4.2 of debt issuance costs associated with the entry into the Third Amendment and recorded charges of $1.5 to “Loss on amendment/refinancing of senior credit agreement” related to the write-off of a portion of previously unamortized deferred financing costs totaling $1.0 and transaction costs of $0.5.

Other Borrowings and Financing Activities
During the second quarter of 2025, we renewed our trade receivables financing agreement for 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.

Company-owned Life Insurance
We have investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other expense, net” within our condensed consolidated statements of operations. We have the ability to borrow against a portion of our investment in the COLI policies as an additional source of liquidity. During the first nine months of 2024, we borrowed $41.2 against the cash surrender value of these COLI policies. During the nine months ended September 27, 2025, we repaid the outstanding borrowings totaling $37.4, inclusive of accrued interest. The amounts borrowed totaled $0.0 at September 27, 2025 and $39.0 at December 31, 2024, respectively, and incurred interest at a rate of 5.3%. At September 27, 2025, we had capacity to borrow approximately $35.0 against the policies. The cash surrender value of our investments in COLI assets, net of any aforementioned borrowings, was $60.9 and $36.2 at September 27, 2025 and December 31, 2024, respectively, recorded in “Other assets” on the condensed consolidated balance sheets.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
In 2020, we entered into interest swap agreements (“Initial Swaps”) that covered the period through November 2024, and effectively converted borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. In September 2024, commensurate with an amendment to our senior credit agreement, we entered into additional interest rate swap agreements (“Additional Swaps”). During the three months ended September 27, 2025, commensurate with the Third Amendment, we settled the Additional Swaps which resulted in a gain recorded to “Other expense, net” and cash received of $0.4. Prior to settlement, the Additional Swaps covered the period from December 2024 to June 2026, and effectively converted a portion of the borrowings under our senior credit facilities to a fixed rate of 3.58%, plus the applicable margin. We had designated, and accounted for, our Additional Swaps (and, prior to their maturity, accounted for the Initial Swaps) as cash flow hedges.

As of September 27, 2025 and December 31, 2024, the unrealized (loss) gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $0.0 and $2.6, respectively. In addition, the fair value of our interest rate swap agreements was $0.0 and $3.4 (with $2.7 recorded as a current asset and $0.7 as a non-current asset) as of September 27, 2025 and December 31, 2024, respectively. Changes in the fair value of our Swaps were reclassified into earnings, as a component of interest expense, when the forecasted transaction impacted earnings.

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

We had FX forward contracts with an aggregate notional amount of $31.1 and $22.9 outstanding as of September 27, 2025 and December 31, 2024, respectively, with all of the $31.1 scheduled to mature within one year. There were no unrealized gains/losses recorded in AOCI related to FX forward contracts designated as cash flow hedges as of September 27, 2025 and December 31, 2024. The fair value of our FX forward contracts was less than $0.1 at September 27, 2025 and December 31, 2024.

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

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Weighted-average number of common shares used in basic income per share	48.170	46.305	47.120	46.127
Dilutive securities — Employee stock options, performance stock units and restricted stock units	0.749	0.960	0.674	0.876
Weighted-average number of common shares and dilutive securities used in diluted income per share	48.919	47.265	47.794	47.003

The weighted-average number of restricted stock units, performance stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.106 and 0.208, respectively, for the three months ended September 27, 2025, and 0.121 and 0.243, respectively, for the nine months ended September 27, 2025.

The weighted-average number of restricted stock units, performance stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.126 and 0.248, respectively, for the three months ended September 28, 2024, and 0.134 and 0.290, respectively, for the nine months ended September 28, 2024.

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

Compensation expense within income from continuing operations related to long-term incentive awards totaled $4.2 and $4.0 for the three months ended September 27, 2025 and September 28, 2024, respectively, and $11.8 and $11.0 for the nine months ended September 27, 2025 and September 28, 2024, respectively. The related tax benefit was $0.7 for the three months ended September 27, 2025 and September 28, 2024 and $2.0 and $1.9 for the nine months ended September 27, 2025 and September 28, 2024, respectively.

Repurchases of Common Stock

On May 13, 2025, our Board of Directors authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our senior credit agreement. No share repurchases were effected pursuant to this and prior authorizations during the three and nine months ended September 27, 2025.

Registered Direct Offering

On August 12, 2025, the Company entered into an underwritten public offering with certain investors, pursuant to which the Company agreed to issue and sell in a registered direct offering to such investors 3.059 shares (the “Shares”) of the Company's common stock (the “Common Stock”), at a purchase price of $188.0 per share of common stock (the “Offering”). The Offering was made pursuant to the shelf registration statement on Form S-3 (Registration No. 333-289489) and a related prospectus supplement and accompanying prospectus filed with the Securities and Exchange Commission.

The gross proceeds to the Company from the Offering, before deducting underwriting discounts, commissions and offering expenses payable by the Company, were approximately $575.0. After deducting underwriting discounts, commissions, and offering expenses payable by the Company of $23.9, net proceeds recorded during the three and nine months ended September 27, 2025 were $551.1.

The underwriting agreement contains customary representations, warranties, covenants and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the underwriting agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

Accumulated Other Comprehensive Income

The changes in the components of AOCI, net of tax, for the three months ended September 27, 2025 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$261.5	$1.3	$1.0	$263.8
Other comprehensive loss before reclassifications	(4.7)	(0.3)	—	(5.0)
Amounts reclassified from accumulated other comprehensive income	—	(1.0)	(0.6)	(1.6)
Current-period other comprehensive loss	(4.7)	(1.3)	(0.6)	(6.6)
Balance at end of period	$256.8	$—	$0.4	$257.2
__________________________
(1)Net of tax provision of $0.0 and $0.5 as of September 27, 2025 and June 28, 2025, respectively.
(2)Net of tax provision of $0.3 and $0.5 as of September 27, 2025 and June 28, 2025, respectively. The balances as of September 27, 2025 and June 28, 2025 include unamortized prior service credits.

The changes in the components of AOCI, net of tax, for the nine months ended September 27, 2025 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$218.9	$2.6	$2.1	$223.6
Other comprehensive income (loss) before reclassifications	37.9	(0.3)	—	37.6
Amounts reclassified from accumulated other comprehensive income	—	(2.3)	(1.7)	(4.0)
Current-period other comprehensive income (loss)	37.9	(2.6)	(1.7)	33.6
Balance at end of period	$256.8	$—	$0.4	$257.2

__________________________
(1)Net of tax provision of $0.0 and $0.7 as of September 27, 2025 and December 31, 2024, respectively.
(2)Net of tax provision of $0.3 and $1.0 as of September 27, 2025 and December 31, 2024, respectively. The balances as of September 27, 2025 and December 31, 2024 include unamortized prior service credits.

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
The following summarizes amounts reclassified from each component of AOCI for the three months ended September 27, 2025 and September 28, 2024:

	Amount Reclassified from AOCI
	Three months ended
	September 27, 2025	September 28, 2024	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
Swaps	$(1.4)	$(2.3)	Interest expense
Pre-tax	(1.4)	(2.3)
Income taxes	0.4	0.6
	$(1.0)	$(1.7)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(0.8)	$(0.8)	Other expense, net
Income taxes	0.2	0.2
	$(0.6)	$(0.6)

The following summarizes amounts reclassified from each component of AOCI for the nine months ended September 27, 2025 and September 28, 2024:

	Amount Reclassified from AOCI
	Nine months ended
	September 27, 2025	September 28, 2024	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
Swaps	$(3.0)	$(7.1)	Interest expense
Pre-tax	(3.0)	(7.1)
Income taxes	0.7	1.9
	$(2.3)	$(5.2)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(2.4)	$(2.4)	Other expense, net
Income taxes	0.7	0.6
	$(1.7)	$(1.8)

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
Our recorded liabilities related to these matters, primarily associated with environmental remediation matters, totaled $42.2 and $39.9 at September 27, 2025 and December 31, 2024, respectively. Of these amounts, $34.7 and $32.0 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 27, 2025 and December 31, 2024, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Large Power Projects in South Africa
On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT’s subcontractors that is currently in liquidation. The subcontractor maintains rights to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our condensed consolidated statements of operations.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 16 sites that we own or control, as of September 27, 2025 and December 31, 2024.
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
In the case of contamination at offsite, third-party disposal sites, as of September 27, 2025 and December 31, 2024, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled, and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
In our opinion, after considering accruals established for such purposes of $29.7 and $27.4 at September 27, 2025 and December 31, 2024, respectively, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows. That said, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of September 27, 2025, we had gross and net unrecognized tax benefits of $4.6 (net unrecognized tax benefits of $3.8). All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 27, 2025, gross accrued interest totaled $1.7 (net accrued interest of $1.6). As of September 27, 2025, we had no accrual for penalties included in our unrecognized tax benefits.
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
Recent Tax Legislation
On July 4, 2025, new legislation commonly referred to as the One Big Beautiful Bill Act (“the Act”) was signed into law in the United States and contains a broad range of tax provisions affecting businesses. The Act has several provisions which have, and will continue to, reduce our taxes paid in 2025. We have included the impact of the Act in our condensed consolidated balance sheet at September 27, 2025. We do not expect the legislation to have a material impact on our results of operations.
In December 2021, the OECD issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have issued, or are in the process of issuing, legislation to implement these rules. We are within the scope of the OECD Pillar Two model rules and continue to assess the impact thereof. As of September 27, 2025, and December 31, 2024, we had $3.1 and $1.8, respectively, accrued related to these taxes.
Other Tax Matters
For the three months ended September 27, 2025, we recorded an income tax provision of $18.4 on $81.5 of pre-tax income from continuing operations, resulting in an effective rate of 22.6%. This compares to an income tax provision for the three months ended September 28, 2024 of $15.1 on $66.0 of pre-tax income from continuing operations, resulting in an effective rate of 22.9%. The most significant item impacting the income tax provision for the third quarters of 2025 and 2024 was $2.3 and $0.7, respectively, of tax benefits resulting from increased federal tax credits.

For the nine months ended September 27, 2025, we recorded an income tax provision of $42.0 on $209.3 of pre-tax income from continuing operations, resulting in an effective rate of 20.1%. This compares to an income tax provision for the nine months ended September 28, 2024 of $32.2 on $177.5 of pre-tax income from continuing operations, resulting in an effective rate of 18.1%. The most significant items impacting the income tax provision during the first nine months of 2025 and 2024 were (i) $9.4 and $10.8, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods, (ii) $2.3 and $0.7, respectively, of tax benefits resulting from increased federal tax credits, and (iii) $0.8 and $0.5 of tax provision, respectively, related to revisions to liabilities for uncertain tax positions.

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
The following table presents our fair value hierarchy of our financial assets measured at fair value on a recurring basis as of September 27, 2025:

	September 27, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$—	$—	$—
Equity security	—	—	39.7	39.7

The following table presents our fair value hierarchy of our financial assets measured at fair value on a recurring basis as of December 31, 2024:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$—	$3.4	$—	$3.4
Equity security	—	—	35.2	35.2
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
As of September 27, 2025, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value as provided quarterly by the investee. Based on these inputs, the equity security is classified within Level 3 of the valuation hierarchy. During the first quarter, the net asset value is updated based on the investee’s most recent audited financial statements. During the three and nine months ended September 27, 2025 and September 28, 2024, we recorded gains (losses) of $0.0 and $4.5, and $0.0 and $(4.2), respectively, to “Other expense, net” to reflect the change in the estimated fair value of the equity security. We are restricted from transferring this investment without approval of the manager of the investee.

The following table provides a reconciliation of activity for the equity security for the nine months ended September 27, 2025:

Balance at beginning of period	$35.2
Change in fair value of equity security	4.5
Balance at end of period	$39.7

Indebtedness and Other — The estimated fair value of our debt instruments as of September 27, 2025 and December 31, 2024 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include the following: cyclical changes and specific industry events in our markets; changes in anticipated capital investment and maintenance expenditures by customers; changes in economic conditions in relevant global and North American markets, including as a result of the imposition, or threat of imposition, of tariffs, such as the significant tariffs announced by the U.S. government in 2025 and retaliatory tariffs announced in response thereto and other trade barriers or geopolitical conflicts; availability, limitations or cost increases of raw materials and/or commodities, including as a result of new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties that cannot be recovered in product pricing; the impact of competition on profit margins and our ability to maintain or increase market share; inadequate performance by third-party suppliers and subcontractors for outsourced products, components and services and other supply-chain risks; the uncertainty of claims resolution with respect to environmental and other contingent liabilities; the impact of climate change and any legal or regulatory actions taken in response thereto; cyber-security risks; risks with respect to the protection of intellectual property, including with respect to our digitalization initiatives; the impact of overruns, inflation and the incurrence of delays with respect to long-term fixed-price contracts; defects or errors in current or planned products; the impact of pandemics and governmental and other actions taken in response; domestic economic, political, legal, accounting and business developments adversely affecting our business, including regulatory changes; uncertainties with respect to our ability to identify acceptable acquisition targets; uncertainties surrounding timing and successful completion of acquisition or disposition transactions, including with respect to integrating acquisitions and achieving cost savings, synergistic sales or other benefits from acquisitions; the impact of retained liabilities of disposed businesses; potential labor disputes; and extreme weather conditions and natural and other disasters. These and other risks and uncertainties are further discussed in other sections of this document. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

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

POTENTIAL IMPACTS OF GEOPOLITICAL CONFLICTS

Ongoing geopolitical conflicts, and governmental actions implemented in response to these conflicts, did not have a significant adverse impact on our operating results during the three and nine months ended September 27, 2025 and September 28, 2024. We are monitoring the availability of certain raw materials that are supplied by businesses in the countries impacted by these conflicts. However, at this time, we do not expect the potential adverse impact to be material to our operating results. These conflicts have created significant additional demand for certain products within our communication technologies business. The longer-term impact of these global events on our business is currently unknown due to the uncertainty around their duration and broader impact.

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

◦Kranze Technology Solutions, Inc. (“KTS”)
▪Acquired on January 27, 2025 for cash consideration of $340.0, inclusive of amounts related to future service obligations of certain existing employees of $46.5 and net of an adjustment to the purchase price of $2.4 received during the third quarter of 2025 related to acquired working capital.
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

•Financing Activities
◦On September 9, 2025, we amended and restated our senior credit agreement (as amended, the “Credit Agreement”).
▪The amendment provides for committed senior secured financing in the aggregate amount of $2,025.0, including a multicurrency revolving credit facility in an aggregate principal amount up to the equivalent of $1,500.0, and makes certain conforming changes and other amendments to the Credit Agreement.
▪We expect to utilize the credit capacity to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes.

◦During the second quarter of 2025, we renewed, and increased the capacity of, our trade receivables financing agreement for the next 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.

◦We have investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. During the first nine months of 2024, we borrowed $41.2 against the cash surrender value of these COLI policies. During the nine months ended September 27, 2025, we repaid the then-outstanding borrowings totaling $37.4, inclusive of accrued interest.

◦See Note 12 to our condensed consolidated financial statements for additional details.

•Registered Direct Offering
◦On August 12, 2025, the Company entered into an underwritten public offering with certain investors, pursuant to which the Company agreed to issue and sell in a registered direct offering to such investors 3.059 shares of the Company's common stock, at a purchase price of $188.0 per share (the “Offering”).
◦The Offering was made pursuant to the shelf registration statement on Form S-3 (Registration No. 333-289489) and a related prospectus supplement and accompanying prospectus filed with the Securities and Exchange Commission.
◦The net proceeds to the Company from the Offering, after deducting underwriting discounts, commissions, and offering expenses payable by the Company of $23.9, were $551.1.

•Changes in Estimated Fair Value of an Equity Security
◦We recorded no adjustments to the fair value during the three months ended September 27, 2025 and September 28, 2024. We recorded gains (losses) of $4.5 and $(4.2) during the nine months ended September 27, 2025 and September 28, 2024, respectively.
◦See Note 17 to our condensed consolidated financial statements for additional details.

•One Big Beautiful Bill Act
◦On July 4, 2025, new legislation commonly referred to as the One Big Beautiful Bill Act (“the Act”) was signed into law in the United States and contains a broad range of tax provisions affecting businesses. The Act has several provisions which have, and will continue to, reduce our taxes paid in 2025. We have included the impact of the Act in our condensed consolidated balance sheet at September 27, 2025. We do not expect the legislation to have a material impact on our results of operations.

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
◦The settlement agreement required a payment by us to the seller of ULC of $8.4, which was paid during the second quarter of 2024, with a corresponding charge recorded within “Other operating expense, net” within our condensed consolidated statements of operations for the nine months ended September 28, 2024. We expect this payment to be tax deductible in future periods.

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
◦In connection with the Settlement Agreement, DBT made a payment of $25.1 (net of $2.0 received on a related foreign currency forward agreement) to MHI during the third quarter of 2024 in connection with the Settlement Agreement.
◦There are no further payment obligations to MHI under the terms of the Settlement Agreement.
◦See Note 3 to our condensed consolidated financial statements for additional details.

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended September 27, 2025 totaled $592.8, compared to $483.7 during the respective period in 2024. The increase in revenues, compared to the respective period in 2024, was due primarily to (i) organic revenue growth within the Detection and Measurement and the HVAC reportable segments, and (ii) inorganic revenue growth resulting from the Sigma & Omega acquisition within the HVAC reportable segment and the KTS acquisition within the Detection and Measurement reportable segment.

Revenues for the nine months ended September 27, 2025 totaled $1,627.8, compared to $1,450.2 during the respective period in 2024. The increase in revenues, compared to the respective period in 2024, was due primarily to (i) inorganic revenue growth resulting from the Ingénia and Sigma & Omega acquisitions within the HVAC reportable segment and the KTS acquisition within the Detection and Measurement reportable segment and (ii) organic revenue growth within the HVAC and Detection and Measurement reportable segments.

During the three and nine months ended September 27, 2025, we generated operating income of $97.1 and $250.3, respectively, compared to $78.9 and $218.1 for the respective periods in 2024.

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

The following table provides selected financial information for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three months ended			Nine months ended
	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
Revenues	$592.8	$483.7	22.6	$1,627.8	$1,450.2	12.2
Gross profit	239.5	197.6	21.2	664.3	581.3	14.3
% of revenues	40.4%	40.9%		40.8%	40.1%
Selling, general and administrative expense	117.7	101.6	15.8	344.4	305.7	12.7
% of revenues	19.9%	21.0%		21.2%	21.1%
Intangible amortization	24.6	16.6	48.2	68.9	48.2	42.9
Special charges, net	0.1	0.5	*	0.2	0.9	*
Other operating expense, net	—	—	*	0.5	8.4	*
Other expense, net	(3.2)	(1.4)	*	(2.6)	(7.1)	*
Interest expense, net	(10.9)	(11.5)	(5.2)	(36.9)	(33.5)	10.1
Loss on amendment/refinancing of senior credit agreement	(1.5)	—	*	(1.5)	—	*
Income from continuing operations before income taxes	81.5	66.0	23.5	209.3	177.5	17.9
Income tax provision	(18.4)	(15.1)	21.9	(42.0)	(32.2)	30.4
Income from continuing operations	63.1	50.9	24.0	167.3	145.3	15.1

Components of revenue increase:
Organic			14.3			5.7
Foreign currency			0.1			(0.1)
Acquisitions			8.2			6.6
Net revenue increase			22.6			12.2
_________________________________
*    Not meaningful for comparison purposes.

Revenues — The increase in revenues for the three months ended September 27, 2025, compared to the respective period in 2024, was due primarily to (i) organic revenue growth within the Detection and Measurement and the HVAC reportable segments and (ii) inorganic revenue growth resulting from the Sigma & Omega acquisition within the HVAC reportable segment and the KTS acquisition within the Detection and Measurement reportable segment.

The increase in revenues for the nine months ended September 27, 2025, compared to the respective period in 2024, was due primarily to (i) inorganic revenue growth resulting from the Ingénia and Sigma & Omega acquisitions within the HVAC reportable segment and the KTS acquisition within the Detection and Measurement reportable segment and (ii) organic revenue growth within the HVAC and Detection and Measurement reportable segments.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three months ended September 27, 2025, the increase in gross profit, compared to the respective period in 2024, was due primarily to the revenue growth mentioned above. The slight decrease in gross profit as a percentage of revenue was primarily due to a less favorable project mix within our Detection and Measurement reportable segment, partially offset by operating leverage on the revenue growth mentioned above.

For the nine months ended September 27, 2025, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective period in 2024, was due primarily to (i) the revenue growth mentioned above and associated operating leverage, and (ii) favorable project execution and more accretive mix within our HVAC reportable segment.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended September 27, 2025, the increase in SG&A expense, compared to the respective period in 2024, was due primarily to (i) higher acquisition and integration-related costs of $5.5, (ii) increases in personnel costs primarily due to annual merit increases, growth-related headcount additions and higher short-term incentive compensation driven by strong operating performance, and (iii) incremental SG&A resulting from the acquisitions of KTS and Sigma & Omega of $2.7.

For the nine months ended September 27, 2025, the increase in SG&A expense, compared to the respective period in 2024, was due primarily to (i) higher acquisition and integration-related costs of $15.4, (ii) incremental SG&A resulting from the acquisitions of Ingénia, KTS and Sigma & Omega of $6.8, (iii) increases in personnel costs primarily due to annual merit increases and growth-related headcount additions, and (iv) higher costs relating to lease renewals.

Intangible Amortization — For the three and nine months ended September 27, 2025, the increase in intangible asset amortization, compared to the respective periods in 2024, was primarily related to incremental amortization associated with (i) backlog from the KTS and Sigma & Omega acquisitions and (ii) other intangible assets associated with the acquisitions of Ingénia, KTS and Sigma & Omega.

Special Charges, net — Special charges, net, for the three and nine months ended September 27, 2025 and the three and nine months ended September 28, 2024 related primarily to recording, and subsequent adjustments of, severance costs associated with restructuring actions at businesses within our HVAC and Detection and Measurement reportable segments. See Note 7 to our condensed consolidated financial statements for additional details.

Other Operating Expense, net — Other operating expense, net for the nine months ended September 28, 2024 related to a charge of $8.4 regarding a settlement with the seller of ULC referred to previously.

Other Expense, net — Other expense, net, for the three months ended September 27, 2025 was composed primarily of environmental remediation charges of $3.9, pension and postretirement expense of $0.6, and foreign currency transaction losses of $0.5, partially offset by income of $1.4 derived from COLI policies and a gain of $0.4 related to the settlement of our interest rate swaps.
Other expense, net, for the three months ended September 28, 2024 was composed primarily of foreign currency transaction losses of $1.1, environmental remediation charges of $0.3, pension and postretirement expense of $0.2, and losses on fixed asset disposals of $0.2, partially offset by income of $0.5 derived from COLI policies.

Other expense, net, for the nine months ended September 27, 2025 was composed primarily of environmental remediation charges of $5.7, pension and postretirement expense of $2.6 (including net settlement and actuarial losses of $0.8), and foreign currency transaction losses of $1.9, partially offset by a gain of $4.5 related to a change in the estimated fair value of an equity security that we hold, income of $3.1 derived from COLI policies and a gain of $0.4 related to the settlement of our interest rate swaps.

Other expense, net, for the nine months ended September 28, 2024 was composed primarily of a loss of $4.2 related to a change in the estimated fair value of an equity security that we hold, environmental remediation charges of $2.1, pension and postretirement expense of $1.0, foreign currency transaction losses of $0.8, and losses on fixed asset disposals of $0.2, partially offset by income of $1.4 derived from COLI polices.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three months ended September 27, 2025, compared to the respective period in 2024, was due primarily to (i) increased interest income on higher cash balances and (ii) lower average debt balances as a result of the repayment of borrowings then outstanding under the revolving credit facility from a portion of the net proceeds of the Offering. Refer to Note 12 to the condensed consolidated financial statements for additional details.

The increase in interest expense, net, during the nine months ended September 27, 2025, compared to the respective periods in 2024, was due primarily to higher average debt balances during the 2025 period, despite the impact of the repayment of the borrowings under the revolving credit facility from a portion of the net proceeds of the Offering, partially offset by an increase in interest income. The higher average debt balances primarily resulted from borrowings associated with acquisitions. The increase in interest income resulted from interest earned on higher cash balances. Refer to Note 12 to the condensed consolidated financial statements for additional details.

Loss on Amendment/Refinancing of Senior Credit Agreement — During the third quarter of 2025, we recorded charges of $1.5 associated with the amendment to the Credit Agreement to “Loss on amendment/refinancing of senior credit agreement” related to the write-off of a portion of previously unamortized deferred financing costs totaling $1.0 and transaction costs of $0.5.

Income Tax Provision — For the three months ended September 27, 2025, we recorded an income tax provision of $18.4 on $81.5 of pre-tax income from continuing operations, resulting in an effective rate of 22.6%. This compares to an income tax provision for the three months ended September 28, 2024 of $15.1 on $66.0 of pre-tax income from continuing operations, resulting in an effective rate of 22.9%. The most significant item impacting the income tax provision for the third quarters of 2025 and 2024 was $2.3 and $0.7, respectively, of tax benefits resulting from increased federal tax credits.

For the nine months ended September 27, 2025, we recorded an income tax provision of $42.0 on $209.3 of pre-tax income from continuing operations, resulting in effective rate of 20.1%. This compares to an income tax provision for the nine months ended September 28, 2024 of $32.2 on $177.5 of pre-tax income from continuing operations, resulting in an effective rate of 18.1%. The most significant items impacting the income tax provision during the first nine months of 2025 and 2024 were (i) $9.4 and $10.8, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods, (ii) $2.3 and $0.7, respectively, of tax benefits resulting from increased federal tax credits, and (iii) $0.8 and $0.5 of tax provision, respectively, related to revisions to liabilities for uncertain tax positions.

RESULTS OF REPORTABLE SEGMENTS AND CORPORATE EXPENSE
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 6 to our condensed consolidated financial statements for a description of our reportable segments.
HVAC Reportable Segment

	Three months ended			Nine months ended
	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
Revenues	$387.4	$335.3	15.5	$1,087.1	$994.2	9.3
Segment Income	94.4	80.0	18.0	264.1	232.1	13.8
% of revenues	24.4%	23.9%		24.3%	23.3%
Components of revenue increase:
Organic			9.0			4.6
Foreign currency			(0.2)			(0.2)
Acquisitions			6.7			4.9
Net revenue increase			15.5			9.3
Revenues — For the three months ended September 27, 2025, the increase in revenues, compared to the respective period in 2024, was due primarily to organic revenue growth and, to a lesser extent, inorganic revenue growth from the Sigma & Omega acquisition. The organic revenue growth was due predominantly to higher volumes of both heating and cooling products driven by continued strength in demand and higher throughput primarily from increased production capacity.

For the nine months ended September 27, 2025, the increase in revenues, compared to the respective period in 2024, was due primarily to inorganic revenue growth resulting from the Ingénia and Sigma & Omega acquisitions and organic revenue growth. The organic revenue growth was due predominantly to higher volumes of both heating and cooling products driven by continued strength in demand and higher throughput primarily from increased production capacity, as well as the impact of higher volumes of heating products in the current period associated with the unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024.

Income — For the three and nine months ended September 27, 2025, the increase in income and margin, compared to the respective periods in 2024, was due primarily to the higher volumes mentioned above and associated operating leverage. In addition, the nine months ended September 27, 2025, compared to the respective period in 2024, included a more accretive mix and favorable project execution primarily within our cooling products business.

Backlog — The segment had backlog of $578.5 and $437.7 as of September 27, 2025 and September 28, 2024, respectively. Backlog associated with the Sigma & Omega acquisition totaled $53.4 as of September 27, 2025.

Detection and Measurement Reportable Segment

	Three months ended			Nine months ended
	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
Revenues	$205.4	$148.4	38.4	$540.7	$456.0	18.6
Segment Income	51.7	33.8	53.0	128.3	99.1	29.5
% of revenues	25.2%	22.8%		23.7%	21.7%
Components of revenue increase:
Organic			26.5			7.9
Foreign currency			0.3			0.3
Acquisition			11.6			10.4
Net revenue increase			38.4			18.6
Revenues — For the three months ended September 27, 2025, the increase in revenues, compared to the respective period in 2024, was due to organic revenue growth and, to a lesser extent, inorganic revenue growth resulting from the KTS acquisition. The organic revenue growth was driven primarily by higher project volumes within our communication technologies business.

For the nine months ended September 27, 2025, the increase in revenues, compared to the respective period in 2024, was due primarily to inorganic revenue growth resulting from the KTS acquisition and, to a lesser extent, organic revenue growth. The organic revenue growth was due primarily to higher project volumes within our communication technologies business, partially offset by lower project volumes primarily within our aids to navigation business.

Project volumes, primarily within our communication technologies, aids to navigation, and transportation systems businesses, can vary from period to period based on the timing of project execution.

Income — For the three months ended September 27, 2025, the increase in income and margin, compared to the respective period in 2024, was due primarily to the revenue growth mentioned above and associated leverage on our fixed costs, particularly within SG&A expenses. This increase was partially offset by the impact of a less favorable project mix primarily within our communications technologies and transportation systems businesses.

For the nine months ended September 27, 2025, the increase in income and margin, compared to the respective periods in 2024, was due primarily to (i) higher project volumes and associated leverage on our fixed costs, particularly within SG&A expenses, and a more favorable product mix from projects primarily within our communication technologies business and (ii) income resulting from the KTS acquisition. These increases were partially offset by the impact of the lower project volumes within our aids to navigation business mentioned above and the impact of a less favorable project mix within our transportation systems business.

Backlog — The segment had backlog of $366.1 and $193.5 as of September 27, 2025 and September 28, 2024, respectively. Backlog associated with the KTS acquisition totaled $57.1 as of September 27, 2025.
Corporate and Other Expenses

	Three months ended			Nine months ended
	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
Total consolidated revenues	$592.8	$483.7	22.6	$1,627.8	$1,450.2	12.2
Corporate expense	12.4	12.4	—	39.7	38.3	3.7
% of revenues	2.1%	2.6%		2.4%	2.6%
Long-term incentive compensation expense	4.2	4.0	5.0	11.8	11.0	7.3

Corporate Expense — Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters in Charlotte, North Carolina. Corporate expense remained flat during the three months ended September 27, 2025, compared to the respective period in 2024, as a result of increased costs incurred for professional services being offset by lower expense related to acquisition and integration-related costs of $0.2.

The increase in corporate expense during the nine months ended September 27, 2025, compared to the respective period in 2024, was due primarily to higher expense related to acquisition and integration-related costs largely driven by expense incurred for the KTS and Sigma & Omega acquisitions in 2025, partially offset by the Ingénia acquisition in 2024.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in long-term incentive compensation expense for the three and nine months ended September 27, 2025, compared to the respective periods in 2024, was due primarily to (i) an increase in the fair value of performance-based share awards resulting from plan design changes affected beginning in 2024, which increased the maximum potential payout range from 150% to 200% of target, (ii) the accumulation of awards related to recent changes in certain key management positions, and (iii) the immediate vesting of awards as a result of an executive officer reaching retirement eligibility, partially offset by the impact of forfeitures from participant resignations.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 27, 2025 and September 28, 2024.

	Nine months ended
	September 27, 2025	September 28, 2024
Continuing operations:
Cash flows from operating activities	$139.8	$146.4
Cash flows used in investing activities	(499.2)	(277.3)
Cash flows from financing activities	424.6	176.9
Cash flows used in discontinued operations	(1.7)	(27.0)
Change in cash and equivalents due to changes in foreign currency exchange rates	6.5	5.5
Net change in cash and equivalents	$70.0	$24.5

Operating Activities — Cash flows from operating activities associated with continuing operations totaled $139.8 for the nine months ended September 27, 2025, compared to cash flows from operating activities of $146.4 during the nine months ended September 28, 2024. The decrease in cash flows from operating activities for the nine months ended September 27, 2025, compared to the nine months ended September 28, 2024, was due primarily to (i) amounts paid into an escrow account in connection with the KTS acquisition related to future service obligations of certain employees of $46.5 and (ii) investments in working capital to support the growth within our HVAC and Detection and Measurement reportable segments, partially offset by (i) the increase in income, exclusive of the non-cash items incurred during the 2025 period, (ii) a payment, during the first quarter of 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0, and (iii) a payment of $8.4 during the second quarter of 2024 associated with a settlement with the seller of ULC for additional contingent consideration, as discussed above.

Investing Activities — Cash flows used in investing activities of continuing operations for the nine months ended September 27, 2025 were comprised primarily of net cash utilized in acquisitions, including KTS and Sigma & Omega, of $445.3, net cash outflows from COLI policies activity of $30.3 (inclusive of repayments related to amounts previously borrowed under such policies of $37.4 - see Note 12 to the condensed consolidated financial statements for additional details) and capital expenditures of $23.6.

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

Financing Activities — Cash flows from financing activities of continuing operations for the nine months ended September 27, 2025 were comprised primarily of net cash proceeds of $551.1 related to the completion of the Offering (see Note 14 to the condensed consolidated financial statements for additional details) and net borrowings under our other various debt instruments of $0.1, partially offset by (i) net repayments under the Credit Agreement and trade receivables financing arrangement of $104.6 and $9.0, respectively, (ii) minimum tax withholdings paid on behalf of employees related to long-term incentive awards, net of proceeds from options exercised, of $8.3 and (iii) financing fees paid in connection with an amendment to the Credit Agreement of $4.7.

Cash flows from financing activities of continuing operations for the nine months ended September 28, 2024 were comprised of net borrowings under the Credit Agreement and trade receivables financing arrangement of $148.2 and $31.0, respectively, primarily in connection with the Ingénia acquisition. Additionally, proceeds from options exercised net of withholdings paid on behalf of employees related to long-term incentive awards of $1.1 were offset by financing fees paid in connection with an amendment to our senior credit agreement of $2.6, and net repayments under our other various debt instruments of $0.8.

Discontinued Operations — Cash flows used in discontinued operations for the nine months ended September 27, 2025 relate primarily to disbursements for costs incurred to support our wound-down DBT Technologies (PTY) LTD (“DBT”) subsidiary through processes associated with the liquidation of a subcontractor.

Cash flows used in discontinued operations for the nine months ended September 28, 2024 relate primarily to the final payment under the Settlement Agreement of $25.1 (net of the cash received upon maturation of the related foreign currency forward contracts of $2.0) to MHI and disbursements for liabilities retained in connection with previous dispositions.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first nine months of 2025 and 2024.
Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the nine months ended September 27, 2025.

	December 31, 2024	Borrowings	Repayments	Other (5)	September 27, 2025
Revolving loans(1)	$80.0	$478.0	$(558.0)	$—	$—
Term loans(2)	523.4	500.0	(524.6)	0.3	499.1
Trade receivables financing arrangement(3)	9.0	280.0	(289.0)	—	—
Other indebtedness(4)	2.3	0.6	(0.5)	0.1	2.5
Total debt	614.7	$1,258.6	$(1,372.1)	$0.4	501.6
Less: short-term debt	10.1				1.4
Less: current maturities of long-term debt	27.6				0.4
Total long-term debt	$577.0				$499.8
___________________________
(1)We amended the Credit Agreement on September 9, 2025. The amendment extends the revolving credit facility through September 9, 2030. The revolving credit facilities are primarily used to provide liquidity for funding acquisitions, including related fees and expenses and were utilized as a funding mechanism for the KTS and Sigma & Omega acquisitions. In connection with the consummation of the underwritten public offering, amounts then owing under our revolving credit facilities were fully repaid.
(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $500.0, beginning in December 2026 and in each of the first three quarters of 2027, and 1.25% during the fourth quarter of 2027, all quarters of 2028 and 2029, and the first two quarters of 2030. The remaining balances are payable in full on September 9, 2030. Balances are net of unamortized debt issuance costs of $0.9 and $1.2 at September 27, 2025 and December 31, 2024, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At September 27, 2025, we had $86.1 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $0.0.
(4)Primarily includes balances under a purchase card program of $1.4 and $1.1 and finance lease obligations of $1.1 and $1.2 at September 27, 2025 and December 31, 2024, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the capitalization and amortization of debt issuance costs incurred in connection with the term loan.
At September 27, 2025, we were in compliance with all covenants of the Credit Agreement.
During the second quarter of 2025, we renewed our trade receivables financing agreement for 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.
Availability — At September 27, 2025, we had $1,489.0 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $0.0 and $11.0 reserved for outstanding letters of credit. In addition, at September 27, 2025, we had $12.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $12.2 reserved for outstanding letters of credit.
Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, finance leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.
We have investments in COLI policies, which are recorded at their net cash surrender value of $60.9 and $36.2 at September 27, 2025 and December 31, 2024, respectively. We have the ability to borrow against a portion of our investment in the COLI policies as an additional source of liquidity. The amounts borrowed totaled $0.0 and $39.0 at September 27, 2025 and December 31, 2024, respectively, and incur interest at a rate of 5.3%. At September 27, 2025, we had capacity to borrow approximately $35.0 against the policies. See Note 12 to the condensed consolidated financial statements for additional information.

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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2024 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $5.4 as of September 27, 2025. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $2.0.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 27, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2025.

Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 27, 2025 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

No director or officer of SPX adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 27, 2025.

ITEM 6. Exhibits

10.1
Third Amendment to Amended and Restated Credit Agreement and Amendment to Amended and Restated Guarantee and Collateral Agreement dated as of September 9, 2025 among SPX Enterprises, LLC, as the U.S. Borrower, SPX Technologies, Inc., the other Guarantors party thereto, Bank of America, N.A., as the Administrative Agent, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2025 (File no. 1-6948)

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

SPX TECHNOLOGIES, INC.
(Registrant)

Date: October 30, 2025	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: October 30, 2025	By	/s/ Mark A. Carano
Vice President, Chief Financial Officer and Treasurer