Form 10-K
period 2025-12-31
SPX Technologies, Inc.
filed 2026-02-25
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2025 was $7,649,879,906. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
____________________________________________________________________________
The number of shares outstanding of the registrant’s common stock as of February 20, 2026 was 49,876,887.
____________________________________________________________________________
Documents incorporated by reference: Portions of the Registrant’s proxy statement for its Annual Meeting to be held on May 12, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-K TABLE OF CONTENTS

P A R T    I
ITEM 1. Business
(All currency and share, except per share, amounts are in millions)
Forward-Looking Information
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include the following: cyclical changes and specific industry events in our markets; changes in anticipated capital investment and maintenance expenditures by customers; changes in economic conditions in relevant global and North American markets, including as a result of the imposition, or threat of imposition of tariffs, including any new or increased tariffs announced by the U.S. government and any retaliatory tariffs announced in response thereto, and other trade barriers, international trade tensions or geopolitical conflicts; availability, limitations or cost increases of raw materials and/or commodities, including as a result of new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties that cannot be recovered in product pricing; the impact of competition on profit margins and our ability to maintain or increase market share; risks with respect to our contracts with the U.S. government, including the government's ability to terminate contracts prior to completion or failure to appropriate amounts necessary to fund such contracts; inadequate performance by third-party suppliers and subcontractors for outsourced products, components and services and other supply-chain risks; the uncertainty of claims resolution with respect to environmental and other contingent liabilities; the impact of climate change and any legal or regulatory actions taken in response thereto; cyber-security risks; risks with respect to the protection of intellectual property, including with respect to our digitalization initiatives; the impact of overruns, inflation and the incurrence of delays with respect to long-term fixed-price contracts; defects or errors in current or planned products; the impact of pandemics and governmental and other actions taken in response; domestic economic, political, legal, accounting and business developments adversely affecting our business, including regulatory changes; uncertainties with respect to our ability to complete expansions to or the reconfiguration of our manufacturing footprint within the time periods and at costs we anticipate and whether we will realize the anticipated benefits of these activities; uncertainties with respect to our ability to identify acceptable acquisition targets; uncertainties surrounding timing and successful completion of acquisition transactions, including with respect to integrating acquisitions and achieving costs savings, synergistic sales or other benefits from acquisitions; the impact of retained liabilities of disposed businesses; potential labor disputes; and extreme weather conditions and natural and other disasters. These and other risks and uncertainties are further discussed in other sections of this document. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

All the forward-looking statements are qualified in their entirety by reference to discussions of risks and uncertainties presented in this annual report, including under the heading “Risk Factors,” and any subsequent filing with the U.S. Securities and Exchange Commission (“SEC”), as well as in any documents incorporated by reference that describe risks, uncertainties, and other factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these discussions of risks and uncertainties may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict risk factors related to any future new business or product line, and we cannot assess the impact, if any, of such risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. You should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility, except to the extent we are legally required, to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

Business
SPX Technologies, Inc. (“SPX”, “our”, “the Company”, or “we”) is the successor registrant pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, to SPX Corporation (“Legacy SPX”) as a result of the completion on August 15, 2022 of a holding company reorganization (the “Holding Company Reorganization”) effected as a merger of Legacy SPX with and into SPX Merger, LLC, a subsidiary of the Company. Each share of Legacy SPX’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the consummation of the Holding Company Reorganization was automatically converted into an equivalent corresponding share of the Company's common stock having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Legacy SPX common stock being converted. Accordingly, upon consummation of the Holding Company Reorganization, Legacy SPX stockholders became stockholders of the Company. Legacy SPX was founded in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted the name SPX Corporation in 1988. Our common stock has been listed on the New York Stock Exchange since 1972. The terms “SPX,” “we” and “our” include Legacy SPX for periods prior to the consummation of the Holding Company Reorganization as the context requires.

On September 26, 2015, we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc. (“SPX FLOW”), prior to the Spin-Off, a wholly-owned subsidiary of SPX, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries.

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

On February 7, 2024, we completed the acquisition of Ingénia Technologies Inc. (“Ingénia”), which specializes in the design and manufacture of custom air handling units that demand high levels of precision and reliability in healthcare, pharmaceutical, education, food processing and industrial end markets. The post-acquisition operating results of Ingénia are reflected within our HVAC reportable segment.

On January 27, 2025, we completed the acquisition of Kranze Technology Solutions, Inc. (“KTS”), which specializes in digital interoperability and tactical networking solutions, primarily for the defense industry. The post-acquisition operating results of KTS are reflected within our Detection and Measurement reportable segment.

On April 15, 2025, we completed the acquisition of Sigma Heating and Cooling and Omega Heat Pump (“Sigma & Omega”), which specializes in highly engineered hydronic heating and cooling equipment, including vertical stack heat pumps and fan coils, institutional heating products, and both air-cooled and water-cooled commercial self-contained units. The post-acquisition operating results of Sigma & Omega are reflected within our HVAC reportable segment.

On January 20, 2026, we completed the acquisition of Thermolec Ltd. (“Thermolec”), which specializes in custom electric duct heating and related solutions. The post-acquisition results of Thermolec will be reflected within our HVAC reportable segment.

On February 6, 2026, we completed the acquisition of Crawford United Corporation (“Crawford”), which specializes in highly engineered air handling and industrial products. The post-acquisition results of Crawford's Commercial Air Handling Equipment businesses will be reflected within our HVAC reportable segment. Crawford's Industrial & Transportation Products businesses, which includes businesses serving aerospace, defense, transportation, and marine markets, is non-core to our long-term strategy. These non-core businesses will be recorded as assets held for sale, with their results reported as discontinued operations while we identify suitable buyer(s) and execute our plan to sell these businesses within twelve months.

Unless otherwise indicated, the description of our business provided in Part I pertains to continuing operations only (see Note 4 to our consolidated financial statements for information on discontinued operations). A description of the general development of our business, including with respect to developments occurring prior to those discussed above, is included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2024, which description is incorporated by reference.
We are a diversified, global supplier of highly specialized, engineered solutions serving the HVAC and detection and measurement markets. With operations in 16 countries and approximately 4,700 employees, we offer a wide array of highly engineered infrastructure products with strong brands.
HVAC solutions offered by our businesses include package and process cooling products and engineered air movement and handling solutions for the HVAC industrial (including data center and power generation), institutional, and commercial markets, as well as hydronic and electrical heating and ventilation products for the residential, industrial, institutional, and commercial markets. Our market leading brands, coupled with our commitment to continuous innovation and focus on our customers’ needs, enables our HVAC cooling and heating businesses to serve an expanding number of industrial, institutional, commercial, and residential customers. Growth for our HVAC businesses will be driven by innovation, increased scalability, and our ability to meet the needs of broader markets.

Our detection and measurement product lines encompass underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, transportation systems, communication technologies, and aids to navigation. Our detection and measurement solutions enable utilities, telecommunication providers and regulators, defense agencies, and municipalities and transit authorities to build, monitor and maintain vital infrastructure. Our technology and decades of experience have afforded us a strong position in specific detection and measurement markets. We intend to expand our portfolio of specialized products through new, innovative hardware and software solutions in an attempt to (i) further capitalize on the detection and measurement markets we currently serve and (ii) expand the number of markets that we serve.
Reportable Segments
Our operating segments are aggregated into the following two reportable segments: HVAC and Detection and Measurement. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (“Codification”). Segment income for our reportable segments is determined before considering, if applicable, impairments and special charges, long-term incentive compensation, certain other operating income/expense, other indirect corporate expenses, intangible asset amortization expense, inventory step-up charges, and certain other acquisition and integration-related costs. This is consistent with the way our Chief Operating Decision Maker (“CODM”), the President and Chief Executive Officer, evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment had revenues of $1,518.2, $1,364.7, and $1,122.3 in 2025, 2024 and 2023, respectively, and backlog of $584.5 and $436.8 as of December 31, 2025 and 2024, respectively. Approximately 83% of the segment’s backlog as of December 31, 2025 is expected to be recognized as revenue during 2026. The segment engineers, designs, manufactures, installs and services package and process cooling products and engineered air movement and handling solutions for the industrial (including data center and power generation), institutional, and commercial HVAC markets, as well as hydronic and electrical heating and ventilation products for the residential, industrial, institutional, and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a global customer base in North America, Europe, and Asia. Core brands for our cooling products and engineered air movement and handling solutions include Marley, Recold, SGS, Cincinnati Fan, TAMCO, Ingénia, Air Enterprises, and Rahn Industries while our hydronics and electrical heating and ventilation products are sold under the Berko, Qmark, Fahrenheat, Leading Edge, Patterson-Kelley, Weil-McLain, Sigma, Omega, Skypeak, Thermolec, Williamson-Thermoflo, INDEECO, Heatrex, AccuTherm, Brasch, Spectrum, BannerDay PipeHeating, and Solar Products brands.

Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment had revenues of $746.9, $619.2, and $618.9 in 2025, 2024 and 2023, respectively, and backlog of $350.3 and $220.9 as of December 31, 2025 and 2024, respectively. Approximately 66% of the segment’s backlog as of December 31, 2025 is expected to be recognized as revenue during 2026. The segment engineers, designs, manufactures, services, and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, transportation systems, communication technologies, and aids to navigation. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base in North America, Europe, Africa, and Asia. Core brands for our underground pipe and cable locators and inspection and rehabilitation equipment are Radiodetection, Pearpoint, Schonstedt, Dielectric, Cues, ULC Robotics, and Sensors & Software. Our transportation systems are sold under the Genfare brand, our communication technologies products are sold under the TCI, ECS, and KTS brands, and our aids to navigation products are sold under the Flash Technology, ITL, Sabik Marine, Sealite, and Avlite brands.
Acquisitions
From time to time, we may make acquisitions that do not significantly impact our financial position or statements of operations. These acquisitions primarily complement our existing business operations or strategic initiatives with no significant impact to our financial outlook and end markets, nor requiring a significant investment of resources. Such acquisitions are not separately identified within this report on Form 10-K. During the year ended December 31, 2025, cash outflows, net of cash acquired, related to this activity totaled $8.2. The post-acquisition operating results are reflected within our HVAC reportable segment and have no significant impact to our financial outlook and end markets. We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material.
As previously indicated, we acquired Thermolec in January 2026, Crawford in February 2026, Sigma & Omega in April 2025, KTS in January 2025, Ingénia in 2024, and TAMCO and ASPEQ in 2023.
Divestitures
We regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. See Note 4 to our consolidated financial statements for more information on discontinued operations.
International Operations
We are a multinational corporation with operations in 16 countries. Sales outside the United States were $452.5, $343.1 and $287.1 in 2025, 2024 and 2023, respectively.
See Note 7 to our consolidated financial statements for more information on our international operations.
Research and Development
We are actively engaged in research and development programs designed to improve existing products and manufacturing methods and develop new products to better serve our current and future customers. These efforts encompass certain of our products with divisional engineering teams coordinating their resources. We place particular emphasis on the development of new products that are compatible with, and build upon, our manufacturing and marketing capabilities and that provide sustainable solutions to our customers.
Patents/Trademarks
At December 31, 2025, we owned 149 domestic and 313 foreign patents for a total of 462 patents (foreign patents include patents in individual countries in the European Union (“EU”), as well as EU-level patents), including 12 patents that were issued in 2025, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors.”
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
We are subject to increases in the prices, including from the impact of tariffs, of many of our key raw materials, including petroleum-based products, aluminum, steel, and copper. In recent years, we have generally been able to offset increases in raw material costs through corresponding product pricing actions. Occasionally, we are subject to long-term supplier contracts, which may increase our exposure to pricing fluctuations.
Due to our diverse products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. We are not significantly dependent on any one or a limited number of suppliers, and we have been able to obtain suitable quantities of raw materials at competitive prices.
For information regarding the impact of tariffs and other cost increases refer to “MD&A - Impacts of Tariffs and Other Cost Increases.”
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
Human Capital Resources
At December 31, 2025, we had approximately 4,700 employees, with approximately 3,500 employed in the United States. We also leverage temporary workers to provide flexibility for our business and manufacturing needs. Six domestic collective bargaining agreements cover approximately 480 of our employees. In addition, we have various collective labor arrangements covering certain of our non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

We believe that our future success is impacted by our continued ability to attract and retain highly skilled employees. As such, we strive to provide an environment where employees are developed and provided with challenging career growth opportunities. We offer a “Total Rewards” program that provides comprehensive compensation and benefits packages that are designed to reward employees and assist them in managing their well-being. We have focused many of our policies and programs to provide increased flexibility and work-life balance to our team members.

As part of our focus on building and sustaining a highly capable, engaged and motivated workforce that has the ability to deliver on the current and future requirements of the Company, we continue to advance our talent management framework, known as RiSE, which helps us Reach, Identify, Strengthen, and Engage our workforce. In 2025, we expanded our Building Strength program, adding new development opportunities for all employees in leadership, communication, team development, and collaboration directly aligned to our Leadership Model. We continued to expand participation in our leadership development programs and have now trained 315 leaders through our “Frontline Leaders Program” and 138 leaders have completed our midlevel leader program, “Amplified Leadership.” We began our fourth cohort of our Executive Leadership Program in 2025 adding to our growing class of more than 50 leaders who have completed this advanced development program.

At the beginning of 2025, we launched our updated Global Employee Survey with over 90% employee participation, the results of which informed discussions about what is most important to our employees and helped us develop action plans to focus on those priorities. During 2025, we continued our focus on enhancing our programs aimed at ensuring that we provide an inclusive environment where all employees feel valued and respected. We believe through these efforts we can unlock greater potential, provide new opportunities for our employees, and benefit from varying backgrounds and points of view.
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
Many of our businesses closely follow changes in the industries and end markets they serve. In addition, certain businesses have seasonal fluctuations. Historically, our businesses generally tend to be stronger in the second half of the calendar year.
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
The businesses of many of our customers are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events, including changes in demand for the construction of data centers, could also affect sales of products in our businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. In addition, certain of our businesses have seasonal and weather-related fluctuations, particularly within certain of our heating products businesses within our HVAC reportable segment. Historically, many of our key businesses generally have tended to have stronger performance in the second half of the year. See “MD&A - Results of Continuing Operations and Results of Reportable Segments and Corporate Expense.”
Our business depends on capital investment and maintenance expenditures by our customers.
Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers fluctuates based on planned expansions, new builds and repairs, commodity prices, general economic conditions, availability of credit, funding available from government sources, and expectations of future market behavior. Although to our knowledge no one customer accounted for more than 10% of our consolidated revenues, many of our businesses derive revenues from large projects or key customer relationships and any of the aforementioned factors, whether individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business, financial condition, results of operations and cash flows.
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
On the other hand, declining commodity prices may cause our customers to delay or cancel projects relating to the production of such commodities. Reduced demand for, or increased costs of, our products and services could result in the delay or cancellation of existing or future orders, or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs, including those resulting from anticipated plant expansions. Reduced demand may also erode average selling prices in the relevant market.
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
Our business with government agencies, including sales to prime contractors that supply these agencies, is subject to government contracting risks. U.S. and other government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. In addition, if we or one of our businesses were charged with wrongdoing with respect to a U.S. government contract, the U.S. government could suspend us from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages, and/or bar us from bidding on or receiving new awards of U.S. government contracts and void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. In addition, changes in focus or reductions in budgetary funding available to government or municipal agencies to which we sell could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Contracts with, or funded by, the U.S. government or their agencies present additional risks compared to contracts with private sector customers.
Revenue generated from sales to or funded by the U.S. government, and their agencies, expose us to certain risks, which could materially and negatively affect our business, financial condition, and results of operations:
•Some of our government contracts are long-term agreements funded on an annual basis. If appropriations are not renewed for subsequent years of a multi‑year contract, we may be unable to realize the full revenue and profit originally anticipated. Additionally, changes in government spending priorities, reductions in agency staffing levels, or government shutdowns could lead to program cancellations, work stoppages, delays in program execution and payments, and challenges in fulfilling existing contracts or competing for new opportunities. Government customers are not obligated to maintain funding at any particular level, and program funding may be reduced or eliminated entirely or our customers may also redirect spending toward areas outside our current service offerings.
•Our contracts with the U.S. government or their agencies, as well as those that receive government funding, are subject to audits, investigations, and other proceedings that may result in adjustments to reimbursable costs. If any wrongdoing is alleged, we could also face temporary or permanent suspension from government programs, along with penalties that may include monetary damages and criminal or civil sanctions.
•The U.S. government and their agencies may modify, reduce, insource or terminate our contracts at any time before completion, and if we are unable to replace this work, our revenue could decline.
•Most U.S. government contracts are awarded through a highly competitive process that often places significant emphasis on price. Increasing use of multi‑year, multi‑award contracts requires additional competitive bidding for each task order, creating greater pricing pressure and incremental costs.
•We may be disadvantaged in competing for certain U.S. government contracts due to policies that prioritize awards to small, under‑represented, or disadvantaged businesses.
•Certain U.S. government contracts require security clearances, which can be difficult and time‑consuming to obtain. If our employees or facilities cannot obtain or maintain the necessary clearances, existing contracts may not be renewed or could be terminated, and we may be unable to win new awards.

Risks Related to our Suppliers and Vendors
The price and availability of raw materials and components may adversely affect our business.
We are exposed to a variety of risks relating to the price and availability of raw materials and components. In recent years, we have faced volatility in the prices of many key raw materials (e.g., steel, aluminum, oil, and copper) and key components (e.g., circuit boards), including price increases in response to trade laws and tariffs and shortages related to supply chain disruptions, including as a result of public health crises, geopolitical events or other factors. Increases in the prices of raw materials and components, including as a result of new or increased tariffs or the impact of new trade laws, or shortages or allocations of materials and components may have a material adverse effect on our financial position, results of operations or cash flows, as there may be delays in our ability, or we may not be able, to pass cost increases on to our customers, or our sales may be reduced. We are subject to, or may enter into, long-term supplier contracts that may increase our exposure to pricing fluctuations.
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
The loss of, or substantial damage to, one or more of our facilities, our information system infrastructure or the facilities of our suppliers could make it difficult to manufacture our products and fulfill customer orders. Severe weather events (such as flooding, tornadoes or hurricanes), earthquakes, tsunamis, fires, explosions, acts of war, terrorism, civil unrest, outbreaks, epidemics or pandemics of infectious diseases (such as the COVID-19 pandemic), orders or actions by government authorities or requirements of law, embargoes or blockades, national or regional emergencies, telecommunications breakdowns, power outages or shortages, or other events beyond our reasonable control could adversely impact our operations.
Risks Related to Manufacturing Footprint Changes and Capacity Expansion.
We periodically invest in expanding or reconfiguring our manufacturing footprint, including constructing new facilities, adding production lines, relocating equipment and consolidating operations. These projects involve significant estimates and dependencies, and are subject to risks and uncertainties that include, among others, delays or denials of environmental, zoning or building permits; continued availability of necessary funding on acceptable terms or at all, contractor or supplier delays (including for long‑lead-time equipment); availability of site utilities and interconnections; inflation in construction and installation costs; commissioning and qualification challenges; the ability to attract and train sufficient skilled personnel to staff new and expanded facilities; and achieving anticipated yields, throughput and cost‑savings. Any failure to execute these projects as planned—or to bring capacity online in line with demand—could result in cost overruns, schedule slippage, production shortfalls, customer delivery delays, penalties under customer or incentive agreements, and reduced returns on invested capital. In addition, we may be unable to realize benefits from expansions of production facilities if relevant customer demand falls below anticipated levels. These risks may limit or delay the realization of benefits from our restructuring, cost‑reduction or footprint‑optimization and expansion initiatives and, depending on the nature and extent of the impact from these risks, they could have a material adverse effect on our business, results of operations, or financial condition.

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
We have divested a number of businesses. With respect to some of these former businesses, we have contractually agreed to indemnify the counterparties against, or otherwise retain, certain liabilities, including certain lawsuits, tax liabilities, product liability claims, and environmental matters. Even without ongoing contractual indemnification obligations, we could be exposed to liabilities arising out of the businesses for certain activities prior to the divestitures. In addition, certain of the counterparties to those divestitures and/or the divested businesses have agreed to indemnify us or assume certain liabilities relating to those divestitures. However, there can be no assurance that the indemnity or assumption of liability by the counterparties or divested businesses will be sufficient to protect us against the full amount of these liabilities, or that a counterparty or divested business will be able to fully satisfy its obligations. Third parties also could seek to hold us responsible for any of the liabilities that a counterparty or divested business agreed to assume. Even if we ultimately succeed in recovering any amounts for which we were initially held liable, we may be temporarily required to bear these losses ourselves.

We may be unable to effect dispositions of non-core businesses on attractive terms or at all.
In connection with the acquisition of Crawford, we identified the businesses comprising its former Industrial & Transportation Products segment, which serve aerospace, defense, transportation, and marine markets, as non-core to our long-term strategy. We intend to execute on a plan to sell these businesses within twelve months, including identifying a suitable buyer(s). If we are unable to dispose of some or all of these businesses on attractive terms, or at all, it may divert significant resources away from our long-term strategy and may result in dilution to earnings. Additionally, the risks identified above with respect to completed dispositions may be applicable with respect to transactions we complete to divest any of these businesses.
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
In 2025, approximately 80% of our revenues were generated inside the United States. Our reliance on U.S. revenues and U.S. manufacturing bases exposes us to a number of risks, including:
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
•Suppliers’ and distributors’ ability to perform and the availability and costs of materials and subcontracted services; and
•Our ability to realize expected returns from facility expansions.

Our results of operations and prospects could be negatively impacted by downturns in economic conditions in relevant global and North American markets, including as a result of international trade tensions, the imposition, or threat of imposition, of tariffs and other trade barriers, including any new or increased tariffs or trade barriers announced by the U.S. government, and retaliatory tariffs announced in response thereto. In addition, economic instabilities resulting from geopolitical activities, including instabilities associated with armed conflicts, and the imposition of governmental sanctions in response thereto, and any conflict or threat of conflict that may affect nations relevant to our business or the businesses of our customers and vendors, could negatively impact our results of operations and prospects.
Our non-U.S. revenues and operations expose us to numerous risks that may negatively impact our business.
To the extent we generate revenues outside of the United States, non-U.S. revenues and non-U.S. manufacturing bases expose us to a number of risks, including:
•Customs, tariffs and trade restrictions, including the expiration or negotiation of free trade agreements such as the United States-Mexico-Canada Agreement, may make it difficult or impossible for us to move our products or assets across borders in a cost-effective manner, may increase the price of our products which may lead to lost business, and may increase the cost of our raw materials, including raw materials sourced domestically;
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
There is continuing concern that increases in global average temperatures as a result of increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant adverse long-term climate changes, as well as more near-term changes in weather patterns that could adversely impact our operations. Moreover, concern over climate change may result in additional legal or regulatory requirements to disclose levels of carbon dioxide and other greenhouse gas emissions or that are designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Many of our manufacturing plants and the products we manufacture, particularly in the HVAC reportable segment, use significant amounts of electricity generated by burning fossil fuels, which releases carbon dioxide. Additionally, many of the products we manufacture in the HVAC reportable segment use natural gas or oil as a fuel source and may be subject to increasing regulatory restrictions aimed at “de-carbonization” or the elimination of such fuel sources. Increased energy usage or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products and we may be required to develop product improvements to satisfy developing energy-efficiency targets in order to remain competitive. The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. If we fail to achieve or improperly report on our progress on environmental and sustainability programs and initiatives or fail to develop product improvements to satisfy developing energy-efficiency targets, the results could have an adverse impact on our business, results of operations and financial condition.
In addition, under recently implemented governmental requirements, we have incurred additional costs in complying with climate-related reporting mandates. Under laws and regulations adopted in California, we, and other companies doing business in California that exceed requisite financial thresholds, are subject to extensive climate-related reporting. Certain of these laws and regulations are subject to pending legal challenges. Unless the reporting requirements of the California laws and related regulations are invalidated or substantially reduced as a result of these legal challenges, they will result in increased compliance costs and could result in regulatory reporting risks. Failure to comply with laws and regulations can have adverse consequences, including civil, administrative, and criminal penalties as well as a negative impact on the Company’s reputation, business, results of operations and cash flows.

Failure to meet evolving expectations for other reporting on sustainability and social responsibility matters could adversely affect our sales and results of operations.
Expectations from investors, customers, team members, certain government agencies and other third parties for reporting on sustainability and social responsibility matters have increased over the past several years, and our ability to meet those expectations is dependent on a variety of factors, including cooperation from sourcing vendors and other third parties and having access to consistent and reliable data. Negative customer perceptions regarding the safety and sourcing of the products we sell and the sufficiency and transparency of our reporting on such matters and events that give rise to actual, potential, or perceived sustainability, social responsibility and similar concerns could hurt our reputation, result in lost sales, cause our customers to seek alternative sources for their needs and make it difficult and costly for us to regain the confidence of our customers.
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
IT security threats are increasing in frequency and sophistication, including state-sponsored attacks coordinated by certain foreign governments. We have experienced, and expect to continue to experience, cyber-attacks on our IT systems and networks. Cyber-attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks, and those of our business partners and third-party service providers, and to the confidentiality, availability, and integrity of our data. Despite our implementation of security measures, cybersecurity threats, such as malicious software, ransomware, phishing attacks, computer viruses, and attempts to gain unauthorized access, cannot be completely mitigated and may become more virulent due to further development through the application of artificial intelligence. Our business, reputation, operating results, and financial condition could be materially adversely affected if, as a result of a significant cyber event or otherwise, our operations or industrial processes are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; the performance or security of our cloud-based product offerings is impacted; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.
In addition, newer generations of certain of our products include IT systems, including systems that are cloud-based and/or interconnect through the internet. These systems are subject to the same cybersecurity threats described above and the failure of these systems, including by cyber-attack, could disrupt our business, leading to potential exposure for us.
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
At December 31, 2025, we had six domestic collective bargaining agreements covering approximately 480 of our approximately 4,700 employees. None of these collective bargaining agreements will expire in 2026 or are scheduled for negotiation and renewal. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.
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
Our profitability and cash flows may be adversely affected during any periods of unexpected or rapid increases in interest rates. Our senior credit agreement includes both term loan facilities and a revolving credit facility. Borrowings under these facilities accrue interest at either an alternate base rate or Term Secured Overnight Financing Rate (“SOFR”) plus, in each case, an applicable margin based on our consolidated leverage ratio as defined in our senior credit agreement. A significant increase in Term SOFR or the other benchmark rates used in determining the alternative base rate would significantly increase our cost of borrowings. Further, any changes in regulatory standards or industry practices, such as the discontinuation of the use of Term SOFR and/or the transition to alternative benchmark rates may result in the usage of higher interest rates under our senior credit agreement, and our current or future indebtedness may be adversely affected. We are also exposed to risks if the U.S. Federal

Reserve raises its benchmark interest rate, which may reduce the availability of, and increase the cost of, obtaining new debt and refinancing existing indebtedness.

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

We may use derivative financial instruments in order to reduce the substantial effects of currency and interest rate exposure on our cash flow and financial condition. These instruments may include foreign currency, currency swap agreements and currency option contracts, as well as interest rate swap agreements. We have entered into, and may continue to enter into, these or other hedging arrangements. By utilizing hedging instruments, we may forgo benefits that might result from fluctuations in currency exchange and interest rates. We are also exposed to the risk that counterparties to hedging contracts will default on their obligations. A default by such counterparties in performing their obligations under these hedging instruments could have an adverse effect on us.

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
At December 31, 2025, we had goodwill and other intangible assets, net, of $1,911.6. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangible assets. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangible assets, we may be required to record a material non-cash charge to earnings.
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
We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees, including a portion of our employees and retirees in foreign countries. As of December 31, 2025, our net liability to these plans was $92.8. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans’ expense, funded status and our required cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans’ expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, see “MD&A - Critical Accounting Estimates” for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.
Our incurrence of additional indebtedness may affect our business and may restrict our operating flexibility.
At December 31, 2025, we had $501.6 in total indebtedness. On that same date, we had $1,489.5 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facilities of $0.0 and $10.5 reserved for outstanding letters of credit. In addition, at December 31, 2025, we had $17.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $7.2 reserved for outstanding letters of credit. At December 31, 2025, our cash and equivalents balance was $366.0. See “MD&A - Liquidity and Financial Condition - Borrowings” and Note 13 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities or other debt facilities, or enter into additional agreements that have different or more stringent terms. Increases in the level of our indebtedness relative to our cash balances could:

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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2025, we had the ability to issue up to an additional 3.330 shares as restricted stock units, performance stock units, or stock options under our 2019 Stock Compensation Plan. We also may issue a significant number of additional shares, in connection with acquisitions, through a registration statement, or otherwise. For example, in 2025, we issued 3.059 shares of our common stock for cash in a registered public offering. Additional shares issued would have a dilutive effect on our earnings per share.

ITEM 1B. Unresolved Staff Comments
None.

ITEM 1C. Cybersecurity
All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. We understand the importance of securing our data and information technology systems and networks, as well as the data customers and other stakeholders entrust to us. We have established policies, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats which are integrated into our overall risk management program and based on frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization (“ISO”) and other applicable industry standards. Despite this, there can be no guarantee that our policies and procedures will be effective. Refer to “Risk Factors” for additional detail about the material cybersecurity risks that could affect our business strategy, results of operations, or financial condition, including under the heading “If we are unable to protect our information systems and networks against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted”. Our cybersecurity program includes the following:
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
Risk Assessment and Technical Safeguards

On an ongoing basis, we assess cybersecurity risk, including the review of our policies, standards, processes and practices. These assessments include a variety of activities including third party security penetration testing and independent reviews of our information security control environment and operating effectiveness. The results of these assessment activities are presented to our Board, Audit Committee, and members of management. We regularly assess and deploy technical safeguards based on vulnerability assessments, cybersecurity threat intelligence and incident response experience. In addition, our third-party technology service providers are contractually obligated to maintain cybersecurity controls and provide System and Organization Controls (“SOC”) SOC 2 reports, ISO 27001 certifications or complete our security questionnaires at the time of onboarding. On a recurring basis, our material third-party service providers are required to update their responses to our security questionnaires or provide updated reports as noted above.
Board and Management Oversight

Our chief information officer (“CIO”) and chief information security officer (“CISO”) have primary responsibility for assessing and managing material cybersecurity risks. Quarterly cybersecurity updates are provided to executive leadership to review security key performance indicators, identify security risks, and assess the status of approved security enhancements, and risk mitigation strategies. Our CIO has served in various roles in information technology and information security for over 30 years, including serving as the CIO of three other companies. Our CIO holds an undergraduate degree in computer science. Our CISO holds 11 industry security, risk, and/or privacy certifications and has served in various roles in information technology and information security for over 25 years, including serving as the Director, Global Security, Privacy & Data Governance for one of the world's largest privately held transport corporations. Our Board, in coordination with the Audit Committee, oversees our management of cybersecurity risk. The Audit Committee receives regular cybersecurity risk reports from management and, at least annually, our Board receives reports from management, including our CIO and CISO about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities.

ITEM 2. Properties
The following is a summary of our principal properties as of December 31, 2025:

		No. of	Approximate Square Footage
	Location	Facilities	Owned	Leased
			(in millions)
HVAC reportable segment	11 U.S. states and 3 foreign countries	34	2.8	2.2
Detection and Measurement reportable segment	8 U.S. states and 5 foreign countries	20	0.2	0.5
Corporate	1 U.S. state	1	—	0.1
Total		55	3.0	2.8
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
On May 13, 2025, May 14, 2024, and May 9, 2023, our Board of Directors re-authorized management, in its sole discretion, to repurchase our capital stock in any fiscal year. Under the authorization, we may repurchase shares through open market purchases, privately negotiated transactions or otherwise, and at prices and times and in amounts as we determine, subject to applicable restrictions under our senior credit agreement. Our senior credit agreement permits an unlimited amount of dividends and share repurchases if our consolidated leverage ratio (as calculated under the senior credit agreement) is less than 3.00 to 1.00. Otherwise, the senior credit agreement restricts our payment of dividends and repurchase of shares if the aggregate amount of dividends and repurchases in any fiscal year exceeds the greater of $100.0 million and 20% of consolidated EBITDA (as defined in the senior credit agreement) for the prior twelve months plus, in each case, a basket amount based on our cumulative consolidated net income from a specified date.
As of December 31, 2025, the maximum approximate dollar value of our common stock that may be purchased under this authorization during the current fiscal year is $100.0 million. The number of stockholders of record of our common stock as of February 20, 2026 was 1,876.

Company Performance
This graph shows a five-year comparison of cumulative total returns for SPX, the S&P 500 Index, the S&P 1500 Industrials Index, and the S&P 600 Index. The graph assumes an initial investment of $100 on December 31, 2020 and the reinvestment of dividends.

$400
$350
$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
SPX Technologies, Inc.
S&P 500
S&P 1500 Industrials
S&P 600

	2020	2021	2022	2023	2024	2025
SPX Technologies, Inc.	$100.00	$109.42	$120.37	$185.20	$266.81	$366.81
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 1500 Industrials	100.00	122.18	114.33	137.62	160.94	190.46
S&P 600	100.00	125.27	103.45	117.81	125.85	131.18

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
Impacts of Tariffs and Other Cost Increases
Beginning in 2025, the U.S. government announced significant additional tariffs on goods imported to the U.S., which have subsequently been modified, including by extending the date the announced tariffs would become applicable. In response, certain governments have announced significant retaliatory tariffs on goods imported from the U.S. We continue to analyze the impact of these announced tariffs on our business. While these new tariffs did not have a direct material impact on our results of operations in fiscal year 2025, we are unable to determine the full impact of such tariffs, if implemented on announced terms, on our results of operations or general economic conditions in relevant global and North American markets. We believe that our diverse set of businesses, along with our strong balance sheet and available liquidity, position us well to manage the direct adverse impacts of the announced tariffs. We have taken actions to manage near-term costs and cash flows, and implemented actions to address potential material sourcing challenges we could face over the near-term. Lastly, we will continue to assess the actual and expected impacts of the tariffs and the need for further actions.
Executive Overview
Revenues for 2025 totaled $2,265.1, compared to $1,983.9 in 2024 (and $1,741.2 in 2023). The increase in revenues during 2025, compared to 2024, was due primarily to (i) inorganic revenue growth resulting from the Ingénia and Sigma & Omega acquisitions within the HVAC reportable segment and the KTS acquisition within the Detection and Measurement reportable segment and (ii) organic revenue growth within the HVAC and Detection and Measurement reportable segments. The increase in revenues during 2024, compared to 2023 was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions (each within the HVAC reportable segment) and (ii) organic revenue growth within the HVAC reportable segment.

For 2025, operating income totaled $350.4, compared to $308.3 in 2024 (and $221.9 in 2023).

Additional details on certain matters noted above as well as significant items impacting the financial results for 2025, 2024, and 2023 are as follows:
2025:
•On January 27, 2025, we completed the acquisition of KTS
◦The purchase price for KTS was $340.0, inclusive of amounts related to future service obligations of certain existing employees of $46.5 and net of an adjustment to the purchase price of $2.4 received during 2025 related to acquired working capital.
◦The post-acquisition operating results of KTS are included within our Detection and Measurement reportable segment.

•On April 15, 2025, we completed the acquisition of Sigma & Omega
◦The purchase price for Sigma & Omega was $143.3, net of (i) an adjustment to the purchase price of $0.3 received during 2025 related to acquired working capital and (ii) cash acquired of $0.2.
◦The post-acquisition operating results of Sigma & Omega are included within our HVAC reportable segment.

•Registered Public Offering
◦On August 12, 2025, the Company entered into an underwriting agreement, pursuant to which the Company agreed to issue and sell in a registered public offering 3.059 shares of the Company's common stock, at a purchase price of $188.0 per share (the “Offering”).

◦The net proceeds to the Company from the Offering, after deducting underwriting discounts, commissions, and offering expenses payable by the Company of $23.9, were $551.1.

•Financing Activities
◦On September 9, 2025, we amended and restated our senior credit agreement (as amended, the “Amended Credit Agreement”).
▪The amendment provides for committed senior secured financing in the aggregate amount of $2,025.0, including a multicurrency revolving credit facility in an aggregate principal amount up to the equivalent of $1,500.0, and makes certain conforming changes and other amendments.
▪We utilize the credit capacity to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes.
◦During the second quarter of 2025, we renewed our trade receivables financing agreement for the following 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.
◦We have investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. During 2024, we borrowed $41.2 against the cash surrender value of these COLI policies. During 2025, we repaid the then-outstanding borrowings totaling $37.4, inclusive of accrued interest.
◦See Note 13 to our consolidated financial statements for additional details.

•Changes in Estimated Value of an Equity Security - Filtran Group Equity, LLC (“Filtran”)
◦During 2025, we recorded gains of $23.0 within “Other income (expense), net” related to increases in the estimated value of an equity security in Filtran that we hold.
◦In the fourth quarter of 2025, Parker-Hannifin Corporation entered into an agreement to acquire the majority of the underlying businesses indirectly held by an investee of Filtran through a planned merger, while Donaldson Company, Inc. entered into an agreement to acquire the remaining business on February 2, 2026. Based on an updated net asset value provided by the investee considering these transactions, we recorded a gain of $18.5 in the fourth quarter of 2025.
◦See Note 17 to our consolidated financial statements for additional detail.

•One Big Beautiful Bill Act
◦On July 4, 2025, new legislation commonly referred to as the One Big Beautiful Bill Act (the “Act”) was signed into law in the United States and contains a broad range of tax provisions affecting businesses. The Act has several provisions which reduced our taxes paid in 2025 by approximately $15.0. We have included the impact of the Act in our consolidated balance sheet at December 31, 2025. The legislation did not have a material impact on our results of operations.

•Actuarial Gains/Losses on Pension and Postretirement Plans
◦During 2025, we recorded actuarial losses of $5.5 in connection with the annual remeasurement of our pension and postretirement plans with such losses resulting primarily from decreases in discount rates.
◦See Notes 1 and 11 to our consolidated financial statements for additional details.

•Facility Expansion
◦During the fourth quarter of 2025, we entered into an agreement to purchase land and buildings related to a new facility. This property will be enhanced through acquisition and installation of further machinery and equipment in 2026 to increase the capacity for our engineered air movement and handling and cooling products businesses. Total capital expenditures related to these expansion efforts totaled $62.0 in 2025.

2024:
•On February 7, 2024, we completed the acquisition of Ingénia
◦The purchase price for Ingénia was $292.0, net of (i) an adjustment to the purchase price of $2.1 received during 2024 related to acquired working capital and (ii) cash acquired of $1.5.
◦The post-acquisition operating results of Ingénia are included within our HVAC reportable segment.

•Financing Activities
◦On August 30, 2024, we entered into an amendment to the prior iteration of our senior credit agreement.

◦The amendment increased the aggregate revolving credit commitments available under the prior senior credit agreement from $500.0 to $1,000.0 and made certain conforming changes and other amendments.
◦We utilized the increased revolving credit capacity to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes.
◦During the third quarter of 2024, we renewed, and increased the capacity of, our trade receivables financing agreement for a period of 12 months, whereby we could borrow, on a continuous basis, up to $100.0, as available.
◦See Note 13 to our consolidated financial statements for additional details of our indebtedness.

•Changes in Estimated Value of an Equity Security - Filtran
◦We recorded a loss of $4.2 within “Other income (expense), net” related to decreases in the estimated value of the equity security in Filtran that we hold.
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

•Resolution of Dispute with Seller of ULC
◦In connection with our acquisition of the ULC Technologies (“ULC”) business in September 2020, the seller of ULC was eligible for contingent consideration of up to $45.0 under an earn-out provision.
◦During the third quarter of 2021, we concluded that none of the milestones for the payment of any of the contingent consideration were achieved.
◦On May 20, 2024, we entered into a settlement agreement with the seller of ULC to resolve a lawsuit it commenced in August 2022 seeking contingent consideration of $15.0, prejudgment interest on that amount, and attorney’s fees.
◦The settlement agreement required a payment by us to the seller of ULC of $8.4, which was paid during the second quarter of 2024, with a corresponding charge recorded within “Other operating expense” within our consolidated statement of operations. We expect this payment to be tax deductible in future periods.

•Resolution of claims with Prime Contractor of the South Africa Power Projects
◦On September 5, 2023, SPX and our DBT Technologies (PTY) LTD (“DBT”) subsidiary entered into an agreement with Mitsubishi Heavy Industries Power — ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD) (“MHI”) to affect the negotiated resolution of all claims between the parties with respect to DBT’s involvement in two large power projects in South Africa - Kusile and Medupi (the “Settlement Agreement”).
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

•Incremental Term Loan
◦On April 21, 2023, a prior iteration of our senior credit agreement was amended to provide for an additional senior secured term loan in the aggregate amount of $300.0, which was borrowed during the second quarter of 2023.
◦The funds from the additional term loan were used to partially fund the acquisition of ASPEQ.

◦See Note 13 to our consolidated financial statements for additional details of our indebtedness.

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

•Resolution of Dispute with Former Representative
◦During the fourth quarter of 2023, we recorded a charge within “Other operating expense” of $9.0 related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment.
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

The following table provides selected financial information for the years ended December 31, 2025, 2024, and 2023, including the reconciliation of organic revenue increase to net revenue increase:

	Year ended December 31,			2025 vs	2024 vs
	2025	2024	2023	2024%	2023%
Revenues	$2,265.1	$1,983.9	$1,741.2	14.2%	13.9%
Gross profit	917.7	799.4	670.0	14.8	19.3
% of revenues	40.5%	40.3%	38.5%
Selling, general and administrative expense	477.6	414.6	394.4	15.2	5.1
% of revenues	21.1%	20.9%	22.7%
Selling, general and administrative — intangible amortization	87.4	64.5	43.9	35.5	46.9
Impairment of intangible assets	0.7	—	—	*	*
Special charges, net	1.1	3.6	0.8	(69.4)	350.0
Other operating expense	0.5	8.4	9.0	*	*
Other income (expense), net	8.5	(9.3)	(10.1)	*	*
Interest expense, net	(43.3)	(43.6)	(25.5)	(0.7)	71.0
Loss on amendment/refinancing of senior credit agreement	(1.5)	—	—	*	*
Income from continuing operations before income taxes	314.1	255.4	186.3	23.0	37.1
Income tax provision	(68.6)	(53.6)	(41.6)	28.0	28.8
Income from continuing operations	245.5	201.8	144.7	21.7	39.5
Components of consolidated revenue increase:
Organic				6.3	6.2
Foreign currency				0.1	—
Acquisitions				7.8	7.7
Net revenue increase				14.2	13.9
______________________________________________________________
* Not meaningful for comparison purposes.

Revenues — For 2025, the increase in revenues, compared to 2024, was due primarily to (i) inorganic revenue growth resulting from the Ingénia and Sigma & Omega acquisitions within the HVAC reportable segment and the KTS acquisition within the Detection and Measurement reportable segment and (ii) organic revenue growth within the HVAC and Detection and Measurement reportable segments.

For 2024, the increase in revenues, compared to 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions within the HVAC reportable segment and (ii) organic revenue growth within the HVAC reportable segment.

Gross Profit — For 2025, the increase in gross profit and gross profit as a percentage of revenues, compared to 2024, was due primarily to (i) the revenue growth mentioned above and associated operating leverage, and (ii) favorable project execution and more accretive mix within our HVAC reportable segment.

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

Selling, General and Administrative (“SG&A”) Expense — For 2025, the increase in SG&A expense, compared to 2024, was due primarily to (i) higher acquisition and integration-related costs of $23.8, (ii) incremental SG&A resulting from the acquisitions of Ingénia, KTS and Sigma & Omega of $12.5, (iii) increases in personnel costs primarily due to annual merit increases and growth-related headcount additions of $4.5, and (iv) higher corporate expense of $3.8.

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

Selling, General and Administrative - Intangible Amortization — For 2025, the increase in intangible asset amortization, compared to 2024, was primarily related to (i) incremental amortization of intangible assets associated with the acquisitions of KTS and Sigma & Omega, and a full year of amortization for the Ingénia acquisition and (ii) higher acquired backlog amortization from the KTS and Sigma & Omega acquisitions compared to Ingénia of $5.7.

For 2024, the increase in intangible amortization, compared to 2023, was primarily related to incremental amortization associated with (i) backlog from the Ingénia acquisition and (ii) other intangible assets associated with the acquisition of Ingénia and a full year of amortization for the TAMCO and ASPEQ acquisitions.

Impairment of Intangible Assets — During 2025, we recorded an impairment charge of $0.7 related to the indefinite-lived trademark associated with ULC.
Special Charges, Net — Special charges, net, relate primarily to recording, and subsequent adjustments of, severance costs and non-cash asset write-downs associated with restructuring actions at businesses within our HVAC and Detection and Measurement reportable segments to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 8 to our consolidated financial statements for the details of actions taken in 2025, 2024, and 2023. The components of special charges, net, are as follows:

	Year ended December 31,
	2025	2024	2023
Employee termination costs	$0.5	$2.4	$0.8
Facility consolidation costs	—	0.3	—
Non-cash asset write-downs	0.6	0.9	—
Total	$1.1	$3.6	$0.8
Other Operating Expense — During 2024, we recorded a charge of $8.4 related to a settlement with the seller of ULC regarding additional contingent consideration. See Note 15 to the consolidated financial statements for additional details.

During 2023, we recorded a charge of $9.0 related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment. See Note 15 to the consolidated financial statements for additional details.

Other Income (Expense), Net — Other income (expense), net, for 2025 was composed primarily of gains of $23.0 related to changes in the net asset value of our equity interest in Filtran, income of $5.2 derived from COLI policies and a gain of $0.4 related to the settlement of our interest rate swaps which were settled commensurate with the amendment of our Amended Credit Agreement, partially offset by (i) environmental remediation charges of $9.1, (ii) pension and postretirement expense of $8.2 (including net settlement and actuarial losses of $5.8), and (iii) foreign currency transaction losses of $2.5.

Other income (expense), net, for 2024 was composed primarily of (i) environmental remediation charges of $6.7, (ii) a loss of $4.2 related to a change in the estimated fair value of an equity security that we hold, and (iii) pension and postretirement expense of $4.5 (including actuarial losses of $2.6), partially offset by gains on disposal of property, plant and equipment of $3.2, income derived from COLI policies of $2.3, and foreign currency transaction gains of $0.8.

Other income (expense), net, for 2023 was composed primarily of (i) pension and postretirement expense of $12.2 (including actuarial losses of $11.3), (ii) foreign currency transaction losses of $0.9, and (iii) environmental remediation charges of $0.9, partially offset by gains of (i) $3.6 related to a change in the estimated value of an equity security that we hold and (ii) $0.4 related to income derived from COLI policies.

Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during 2025, compared to 2024, was due to an increase in interest income on available cash balances, partially offset by higher interest expense due to higher average debt balances during 2025, despite the impact of the repayment of the borrowings under the revolving credit facility from a portion of the net proceeds of the Offering. The higher average debt balances prior to the post-Offering repayment primarily resulted from borrowings associated with acquisitions made during the year. Refer to Note 13 to the consolidated financial statements for additional details.

The increase in interest expense, net, during 2024, compared to 2023, was due primarily to higher average debt balances during the 2024 periods, primarily resulting from borrowings associated with the Ingénia, ASPEQ, and TAMCO acquisitions. Refer to Note 13 to the consolidated financial statements for additional details.

Loss on Amendment/Refinancing of Senior Credit Agreement — During 2025, we recorded charges of $1.5 associated with the amendment of our senior credit agreement related to the write-off of a portion of previously unamortized deferred financing costs totaling $1.0 and transaction costs of $0.5.
Income Taxes — During 2025, we recorded an income tax provision of $68.6 on $314.1 of pre-tax income from continuing operations, resulting in an effective rate of 21.8%. The most significant items impacting the income tax provision for 2025 were (i) $9.3 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period and (ii) $1.4 of tax benefits resulting from increased federal tax credits and incentives.

During 2024, we recorded an income tax provision of $53.6 on $255.4 of pre-tax income from continuing operations, resulting in an effective rate of 21.0% The most significant items impacting the income tax provision for 2024 were (i) $11.0 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period and (ii) $0.7 of tax benefits related to changes in our estimate of valuation allowances recognized against certain deferred tax assets, as we now expect to realize these deferred tax assets.

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

Results of Discontinued Operations
Wind-Down of the Heat Transfer Business
During the fourth quarter of 2020, we completed a wind-down plan for our Heat Transfer business, which included providing all products and services on the business’s remaining contracts with customers. As a result, we are reporting Heat Transfer as a discontinued operation for all periods presented.

Wind-Down of DBT Business
We completed the wind-down of our DBT business during the fourth quarter of 2021 after it ceased all operations, including those related to two large power projects in South Africa (Kusile and Medupi). As a result, we are reporting DBT as a discontinued operation in our consolidated financial statements for all periods presented.
On September 5, 2023, DBT and SPX entered into the Settlement Agreement with MHI. The Settlement Agreement provides for full and final settlement and mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT's performance on the projects. It also provides that the underlying subcontracts are terminated and all obligations of both parties under the subcontracts have been satisfied in full. In connection with the Settlement Agreement, we incurred a charge, net of tax, of $54.2 during the third quarter of 2023. The charge included the write-off of $15.2 in net amounts due from MHI. Such charge is included in “Loss on disposition of discontinued operations, net of tax” for the year ended December 31, 2023.
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

For the years ended December 31, 2025, 2024 and 2023, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2025	2024	2023
DBT (1)
Loss from discontinued operations	$(1.5)	$(0.6)	$(69.0)
Income tax benefit (provision)	—	(0.1)	15.3
Loss from discontinued operations, net	(1.5)	(0.7)	(53.7)

All other (2)
Loss from discontinued operations	—	(0.3)	(1.3)
Income tax benefit (provision)	—	(0.3)	0.2
Loss from discontinued operations, net	—	(0.6)	(1.1)

Total
Loss from discontinued operations	(1.5)	(0.9)	(70.3)
Income tax benefit (provision)	—	(0.4)	15.5
Loss from discontinued operations, net	$(1.5)	$(1.3)	$(54.8)
________________________________________________
(1) Loss for the years ended December 31, 2025 and 2024 related primarily to costs incurred to support DBT through a liquidation process related to a subcontractor engaged by DBT during the Kusile project. Loss for the year ended December 31, 2023 resulted primarily from the charge, and related income tax impacts, recorded in connection with the Settlement Agreement referred to above and legal costs incurred in connection with the various dispute resolution matters. This loss for the year ended December 31, 2023 was partially offset by arbitration awards received, which are discussed above.

(2) Loss for the years ended December 31, 2024, and 2023 resulted primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions.

Results of Reportable Segments and Corporate Expense
The following information should be read in conjunction with our consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 7 to our consolidated financial statements for a description of each of our reportable segments.
HVAC Reportable Segment

	Year Ended December 31,			2025 vs. 2024%	2024 vs. 2023%
	2025	2024	2023
Revenues	$1,518.2	$1,364.7	$1,122.3	11.2	21.6
Segment Income	372.6	323.9	234.4	15.0	38.2
% of revenues	24.5%	23.7%	20.9%
Components of revenue increase:
Organic				6.1	9.7
Foreign currency				—	(0.1)
Acquisitions				5.1	12.0
Net revenue increase				11.2	21.6
Revenues — For 2025, the increase in revenues, compared to 2024, was due primarily to organic revenue growth and inorganic revenue growth resulting from the Ingénia and Sigma & Omega acquisitions. The organic revenue growth was due predominantly to higher volumes of both heating and cooling products driven by (i) continued strength in demand and higher throughput primarily from continued production capacity expansion, and (ii) the impact of lower volumes of heating products in 2024 associated with the unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024.

For 2024, the increase in revenues, compared to 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions and (ii) organic revenue growth. The organic revenue growth was due primarily to (i) increased volume of cooling products driven by continued strength in demand and higher throughput resulting from expanded production capacity and (ii) execution of a larger-than-typical service project within our cooling business. These increases were partially offset by modest organic revenue declines of heating products due primarily to the unseasonably warm winter conditions prevalent in relevant end markets during the first quarter of 2024.

Income — For 2025, the increases in income and margin, compared to 2024, were due primarily to the higher volumes mentioned above and associated operating leverage, and a more accretive mix and favorable project execution primarily within our cooling products business, partially offset by increases in personnel costs due to annual merit increases and growth-related headcount additions.

For 2024, the increase in income, compared to 2023, was due primarily to the revenue growth mentioned above and associated operating leverage, as well as the impact of continuous improvement initiatives, partially offset by increases in personnel costs due to annual merit increases and growth-related headcount additions.
Backlog — The segment had backlog of $584.5 and $436.8 as of December 31, 2025 and 2024, respectively. Backlog associated with the Sigma & Omega acquisition totaled $51.3 as of December 31, 2025. Approximately 83% of the segment’s backlog as of December 31, 2025 is expected to be recognized as revenue during 2026.
Detection and Measurement Reportable Segment

	Year Ended December 31,			2025 vs. 2024%	2024 vs. 2023%
	2025	2024	2023
Revenues	$746.9	$619.2	$618.9	20.6	—
Segment Income	176.2	136.7	118.8	28.9	15.1
% of revenues	23.6%	22.1%	19.2%
Components of revenue increase:
Organic				6.3	(0.2)
Foreign currency				0.5	0.2
Acquisitions				13.8	—
Net revenue increase				20.6	—
Revenues — For 2025, the increase in revenues, compared to 2024, was due primarily to inorganic revenue growth resulting from the KTS acquisition and, to a lesser extent, organic revenue growth. The organic revenue growth was due primarily to higher project volumes within our communication technologies and transportation businesses.

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

Income — For 2025, the increases in income and margin, compared to 2024, were due primarily to (i) income resulting from the KTS acquisition and (ii) higher project volumes and associated leverage on our fixed costs, particularly within SG&A expenses. These increases were partially offset by a less favorable project mix within our transportation systems and communication technologies businesses.

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
Backlog — The segment had backlog of $350.3 and $220.9 as of December 31, 2025 and 2024, respectively. Backlog associated with the KTS acquisition totaled $34.0 as of December 31, 2025. Approximately 66% of the segment’s backlog as of December 31, 2025 is expected to be recognized as revenue during 2026.

Corporate and Other Expense

	Year Ended December 31,			2025 vs. 2024%	2024 vs. 2023%
	2025	2024	2023
Total consolidated revenues	$2,265.1	$1,983.9	$1,741.2	14.2	13.9
Corporate expense	59.2	53.6	58.4	10.4	(8.2)
% of revenues	2.6%	2.7%	3.4%
Long-term incentive compensation expense	16.7	15.0	13.4	11.3	11.9

Corporate Expense — Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters in Charlotte, North Carolina. The increase in corporate expense during 2025, compared to 2024, was due primarily to higher personnel costs, including merit increases and employee benefit costs, an increase of $1.8 in acquisition and integration-related costs largely driven by expense for the KTS, Sigma & Omega, Thermolec and Crawford acquisitions incurred in 2025 relative to the acquisition and integration-related costs for the KTS and Ingénia acquisitions incurred in 2024, and higher periodic maintenance costs of $1.3 on corporate assets.

The decrease in corporate expense during 2024, compared to 2023, was due primarily to (i) a reduction of $2.8 in various acquisition and integration-related costs, largely associated with the acquisitions of ASPEQ and TAMCO acquired in 2023, partially offset by expense incurred for the Ingénia acquisition in 2024 and (ii) a reduction in short-term incentive compensation expense. These declines were partially offset by annual personnel merit increases.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in long-term incentive compensation expense in 2025, compared to 2024, was due primarily to (i) an increase in the fair value of performance-based share awards resulting from plan design changes effected beginning in 2024, which increased the maximum potential payout range from 150% to 200% of target, (ii) the accumulation of awards related to recent changes in certain key management positions, and (iii) the immediate vesting of awards as a result of executive officers reaching retirement eligibility, partially offset by the impact of forfeitures from participant departures.

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

Liquidity and Financial Condition
Cash Flows
Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Continuing operations:
Cash flows from operating activities	$335.6	$313.1	$243.8
Cash flows used in investing activities	(561.0)	(284.5)	(570.2)
Cash flows from financing activities	425.5	53.1	309.6
Cash flows used in discontinued operations	(2.3)	(27.2)	(35.3)
Change in cash and equivalents due to changes in foreign currency exchange rates	6.8	2.0	(0.1)
Net change in cash and equivalents	$204.6	$56.5	$(52.2)
2025 Compared to 2024

Operating Activities — The increase in cash flows from operating activities of continuing operations during the year ended December 31, 2025, compared to 2024, was due primarily to (i) the increase in income, exclusive of the non-cash items incurred during the 2025 period (primarily intangible asset amortization and depreciation expense, gains on the estimated value of the equity security in Filtran, and amortization of compensation costs related to acquired retention agreements from the KTS acquisition), (ii) down payments received on large data center projects scheduled to execute in 2026 and 2027, (iii) a payment, during the first quarter of 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0, and (iv) a payment of $8.4 during the second quarter of 2024 associated with a settlement with the seller of ULC for additional contingent consideration. These increases were partially offset by (i) amounts paid into an escrow account in connection with the KTS acquisition related to future service obligations of certain employees of $46.5, (ii) increases in working capital driven by the timing of billing milestones related to fourth quarter revenues which are due to be collected in 2026, as well as increases in receivables related to growth within our HVAC and Detection and Measurement reportable segments, and (iii) increased income tax payments on the higher income generated in 2025 of $13.8.

Investing Activities — Cash flows used in investing activities of continuing operations for the year ended December 31, 2025 were comprised primarily of net cash utilized in acquisitions, including KTS and Sigma & Omega, of $445.0, net cash outflows from activity related to our COLI policies of $23.9 (inclusive of repayments related to amounts previously borrowed under such policies of $37.4 - see Note 13 to the consolidated financial statements for additional details) and capital expenditures of $92.1 (inclusive of approximately $62.0 related to capacity expansions for our engineered air movement and handling and cooling products businesses).

Financing Activities — Cash flows from financing activities of continuing operations for the year ended December 31, 2025 were comprised primarily of net cash proceeds of $551.1 related to the completion of the Offering (see Note 16 to the consolidated financial statements for additional details) and net borrowings under our other various debt instruments of $0.1, partially offset by (i) net repayments under our senior credit agreement and trade receivables financing arrangement of $104.6 and $9.0, respectively, (ii) minimum tax withholdings paid on behalf of employees related to long-term incentive awards, net of proceeds from options exercised, of $7.4 and (iii) financing fees paid in connection with an amendment to our senior credit agreement of $4.7.

Discontinued Operations — Cash flows used in discontinued operations for the year ended December 31, 2025 relate primarily to disbursements for costs incurred to support DBT through processes associated with the liquidation of a subcontractor.

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2025 and 2024.

2024 Compared to 2023

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

Investing Activities — Cash flows used in investing activities of continuing operations for the year ended December 31, 2024 were comprised of net cash utilized in the acquisition of Ingénia of $292.0 and capital expenditures of $38.0, partially offset by net proceeds from COLI policies of $41.9, inclusive of borrowings of $41.2 against the cash surrender value of these COLI policies (see Note 13 to the consolidated financial statements for additional details) and proceeds of $3.6 received for the sale of property, plant and equipment. Cash flows used in investing activities of continuing operations for the year ended December 31, 2023, were comprised of net cash utilized in the acquisitions of TAMCO and ASPEQ of $547.0 and capital expenditures of $23.9, partially offset by net proceeds from COLI policies of $0.7.

Financing Activities — Cash flows from financing activities of continuing operations for the year ended December 31, 2024 were comprised of (i) net borrowings under our senior credit agreement of $63.0, primarily in connection with the Ingénia acquisition, (ii) net repayments under our trade receivables financing arrangement of $7.0 and other various debt instruments of $1.2, and (iii) fees paid in connection with the August 30, 2024 amendment of our senior credit agreement of $2.6. These net borrowings were partially offset by proceeds from options exercised, net of minimum tax withholdings paid on behalf of employees related to long-term incentive awards, of $0.9. Cash flows from financing activities of continuing operations for the year ended December 31, 2023 were comprised of net borrowings under our senior credit agreement and trade receivables financing arrangement of $296.6 and $16.0, respectively, primarily in connection with the TAMCO and ASPEQ acquisitions. These borrowings were partially offset by minimum tax withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $1.3, and fees paid in connection with the Incremental Term Loan of $1.3. Net repayments under our other various debt instruments totaled $0.4.

Discontinued Operations — Cash flows used in discontinued operations for the year ended December 31, 2024 relate primarily to the final payment under the Settlement Agreement of $25.1 (net of the cash received upon maturation of the related foreign currency forward contracts of $2.0) to MHI and disbursements for liabilities retained in connection with previous dispositions. Cash flows used in discontinued operations for the year ended December 31, 2023 relate primarily to (i) cash payments of $25.3 made by DBT to MHI during the third quarter of 2023 in connection with the Settlement Agreement, and (ii) disbursements of $14.7 for professional fees and support costs incurred principally in connection with the various dispute resolution matters resolved by the Settlement Agreement, partially offset by the recovery of legal costs we were awarded in arbitration proceedings between DBT and MHI of $6.8. Refer to Notes 4 and 15 to the consolidated financial statements for additional details related to the Settlement Agreement.

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2024 and 2023.

Borrowings
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2025:

	December 31, 2024	Borrowings	Repayments	Other (5)	December 31, 2025
Revolving loans (1)	$80.0	$478.0	$(558.0)	$—	$—
Term loans (2)	523.4	500.0	(524.6)	0.3	499.1
Trade receivables financing arrangement (3)	9.0	280.0	(289.0)	—	—
Other indebtedness (4)	2.3	0.6	(0.5)	0.1	2.5
Total debt	614.7	$1,258.6	$(1,372.1)	$0.4	501.6
Less: short-term debt	10.1				1.4
Less: current maturities of long-term debt	27.6				3.5
Total long-term debt	$577.0				$496.7
_____________________________________________________________

(1)As noted below, we amended our senior credit agreement on September 9, 2025. The amendment extends the revolving credit facility through September 9, 2030. The revolving credit facilities are primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and were utilized as a funding mechanism for the KTS and Sigma & Omega acquisitions. In connection with the consummation of the Offering, amounts then owing under our revolving credit facilities were fully repaid.

(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $500.0, beginning in December 2026 and in the first three quarters of 2027, and 1.25% during the fourth quarter of 2027, all quarters of 2028 and 2029, and the first two quarters of 2030. The remaining balances are payable in full on September 9, 2030. Balances are net of unamortized debt issuance costs of $0.9 and $1.2 at December 31, 2025 and 2024, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At December 31, 2025, we had $100.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $0.0.
(4)Primarily includes balances under a purchase card program of $1.4 and $1.1 and finance lease obligations of $1.1 and $1.2 at December 31, 2025 and December 31, 2024, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the capitalization and amortization of debt issuance costs incurred in connection with the term loans.
Maturities of long-term debt payable (excluding finance lease obligations) during each of the five years subsequent to December 31, 2025 are $3.1, $15.6, $25.0, $25.0, and $431.3, respectively.
Senior Credit Facilities
On September 9, 2025, we entered into a Third Amendment to the Amended and Restated Credit Agreement and Amendment to the Amended and Restated Guarantee and Collateral Agreement (the “Third Amendment”) to amend and restate our senior credit agreement.

The Amended Credit Agreement provides for committed senior secured financing in the aggregate amount of $2,025.0, consisting of the following facilities, each with a final maturity of September 9, 2030:

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

In connection with the Third Amendment, we capitalized $4.2 of debt issuance costs and recorded charges of $1.5 to “Loss on amendment/refinancing of senior credit agreement” related to the write-off of a portion of previously unamortized deferred financing costs totaling $1.0 and transaction costs of $0.5.

At December 31, 2025, we had $1,489.5 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facilities of $0.0 and $10.5 reserved for outstanding letters of credit. In addition, at December 31, 2025, we had $17.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $7.2 reserved for outstanding letters of credit.
At December 31, 2025, we were in compliance with all covenants of the Amended Credit Agreement.
Refer to Note 13 to the consolidated financial statements for additional details of the Amended Credit Agreement, including details of covenants, applicable interest rate margins and fees.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2025 and 2024, the participating businesses had $1.4 and $1.1, respectively, outstanding under this arrangement.
We are party to a trade receivables financing agreement, which was renewed for 12 months during the second quarter of 2025, whereby we can borrow, on a continuous basis, up to $100.0. Availability of funds may fluctuate over time given, among other things, changes in eligible receivable balances, but will not exceed the $100.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.
In addition, we maintain an uncommitted line of credit facility in China which is available to fund operations in this region, when necessary, at the discretion of the lender. At December 31, 2025, the aggregate amount of borrowing capacity under this facility was $10.0, with no borrowings outstanding.
Company-owned Life Insurance
The Company has investments in COLI policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other income (expense), net” within our consolidated statements of operations. The Company has the ability to borrow against a portion of its investments in the COLI policies as an additional source of liquidity. During 2024, the Company borrowed $41.2 against the cash surrender value of these COLI policies. During 2025, the Company repaid the then-outstanding borrowings totaling $37.4, inclusive of accrued interest. The amounts borrowed totaled $0.0 and $39.0 at December 31, 2025 and 2024, respectively, and incurred interest at a rate of 5.3%. At December 31, 2025, the Company had capacity to borrow approximately $34.0 against the policies. The cash surrender value of our investments in COLI assets, net of any aforementioned borrowings, was $60.3 and $36.2 at December 31, 2025 and 2024, respectively, recorded in “Other assets” on the consolidated balance sheets. See Notes 1 and 13 to the consolidated financial statements for additional details of the COLI policies.
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

As of December 31, 2025, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our Senior Credit Facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Interest Rate Swaps
In 2020, we entered into interest swap agreements (“Initial Swaps”) that covered the period through November 2024, and effectively converted borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. In September 2024, commensurate with an amendment to our senior credit agreement, we entered into additional interest rate swap agreements (“Additional Swaps”). During 2025, commensurate with the Third Amendment, we settled the Additional Swaps which resulted in a gain recorded to “Other income (expense), net” and cash received of $0.4. Prior to the settlement, the Additional Swaps covered the period from December 2024 to June 2026 and effectively converted a portion of the borrowings under our senior credit facilities to a fixed rate of 3.58%, plus the applicable margin. We had designated, and accounted for, our Additional Swaps (and, prior to their maturity, accounted for the Initial Swaps) as cash flow hedges.
As of December 31, 2025 and 2024, the unrealized gain, net of tax, recorded in AOCI was $0.0 and $2.6, respectively. In addition, as of December 31, 2025 and 2024, the fair value of our interest rate swap agreements was $0.0 and $3.4 (with $2.7 recorded as a current asset and $0.7 as a non-current asset), respectively. Changes in fair value of our Swaps are reclassified into earnings, as a component of interest expense, when the forecasted transaction impacts earnings.
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

From time to time, we enter into FX forward contracts. Certain of our FX forward contracts are designated as cash flow hedges. Changes in these derivatives’ fair value are included in AOCI and are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable of occurring, the cumulative change in the derivatives’ fair value is recorded into earnings in the period in which the transaction is no longer considered probable of occurring.

We had FX forward contracts with an aggregate notional amount of $19.3 and $22.9 outstanding as of December 31, 2025 and 2024, respectively, with all of the $19.3 scheduled to mature within one year. There were no unrealized gains/losses recorded in AOCI related to the FX forward contracts designated as cash flow hedges as of December 31, 2025 and 2024. The fair value of our FX forward contracts was less than $0.1 at December 31, 2025 and 2024.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, cash surrender values of COLI policies, interest rate swaps, and FX forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
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

Cash and Other Commitments
Balances under the Amended Credit Agreement are payable in full on September 9, 2030. Our term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $500.0, beginning in December 2026 and in the first three quarters of 2027, and 1.25% during the fourth quarter of 2027, all quarters of 2028 and 2029, and the first two quarters of 2030. The remaining balance is payable in full on September 9, 2030.
We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2025, we had $87.9 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
Capital expenditures for 2025 totaled $92.1, compared to $38.0 and $23.9 in 2024 and 2023, respectively. Capital expenditures in 2025 related primarily to upgrades to existing, and expansion into new, manufacturing facilities, including replacement of equipment. 2025 included $62.0 related to capacity expansions for our engineered air movement and handling and cooling products businesses within our HVAC reportable segment. We expect 2026 capital expenditures to approximate $135.0 to $165.0, with a significant portion related to upgrades to existing, and continued expansion into the new manufacturing facilities.
In 2025, we made contributions and direct benefit payments of $14.2 to our defined benefit pension and postretirement benefit plans. We expect to make $16.5 of minimum required funding contributions and direct benefit payments in 2026. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our pension fund assets had returns of approximately 6.0% in 2025. See Note 11 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, both from continuing and discontinued operations, net income tax payments totaled $57.3, $43.5, and $58.4 in 2025, 2024, and 2023, respectively. In 2025, we made payments of $63.6 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $6.3. The amount of income taxes that we receive or pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year-to-year.
Our Certificate of Incorporation provides that we indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us, subject to limited exceptions. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.
We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. In addition, you should read “Risk Factors,” “Results for Reportable Segments and Corporate Expense” included in this MD&A, and “Business” for an understanding of the risks, uncertainties and trends facing our businesses.
Off-Balance Sheet Arrangements
As of December 31, 2025, except as discussed in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $26.6 of certain standby letters of credit outstanding, all of which relate to self-insurance or environmental matters and $10.5 of which reduce the available borrowing capacity on our domestic revolving credit facility, (ii) $7.2 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities, and (iii) $63.5 of surety bonds.

Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2025:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Long-term debt obligations(1)	$501.2	$3.5	$41.2	$456.5	$—
Pension and postretirement benefit plan contributions and payments(2)	178.3	16.5	30.0	26.7	105.1
Purchase and other contractual obligations(3)	307.7	227.1	79.7	0.9	—
Future minimum operating lease payments(4)	87.9	17.4	33.0	22.6	14.9
Interest payments(1)	123.3	26.0	49.3	48.0	—
Total contractual cash obligations(5)	$1,198.4	$290.5	$233.2	$554.7	$120.0
____________________________
(1)These amounts do not include $215.0 of borrowing incurred in February 2026 in connection with the Crawford acquisition, the repayment of which is due on September 9, 2030, with associated interest payments (assuming no subsequent payments of the principal balance until September 9, 2030) of $10.1, $21.9, and $19.7 due within one year, 1-3 years, and 3-5 years, respectively, with no amounts due thereafter.
(2)Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), and health care cost trend rates. The expected pension contributions for the U.S. plans in 2026 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 11 to our consolidated financial statements for additional information on expected future contributions and benefit payments.
(3)Represents contractual commitments to purchase goods and services at specified dates.
(4)Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.
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
Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments. The accounting estimates that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties, are listed below. This section should be read in conjunction with Notes 1 and 2 to our consolidated financial statements, which include a detailed discussion of our accounting policies and the application of estimates.
Acquisition Accounting

We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. The acquired assets and liabilities are recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations, which impact the amount of future amortization expense and possible impairment charges.

Goodwill, intangible assets, long-lived assets (primarily property, plant and equipment), and inventories, generally represent the largest assets of our acquisitions. The primary identifiable intangible assets that we acquire typically consist of customer relationships and contracts, indefinite-lived and definite-lived trademarks, technology, and backlog. The fair market value assessment for intangible assets requires judgment and estimates that can be affected by various factors over time, which may cause final amounts to be materially adjusted from original estimates in subsequent periods. The fair value of the customer relationships and contracts and backlog identifiable intangible assets has been estimated using the multi-period excess earnings method. Significant model inputs and judgments used in the multi-period excess earnings method include economic life, estimated future revenue growth rates, expenses based on historical results and forecasts, and a discount rate based on a weighted average cost of capital. The weighted average cost of capital was determined based on a market participant capital structure, cost of capital, inherent business risk profile and long-term growth expectations. The definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis that reflects the economic benefit of the asset. The determination of the useful lives is based upon the nature, competitive position, life cycle position, and historical and expected future cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.
Additionally, the fair value of the trademark and technology identifiable intangible assets has been estimated using the relief-from-royalty-method, which values the intangible assets by estimating royalties saved through ownership of an asset. Significant model inputs and judgments used in the relief-from-royalty-method include estimated future revenue growth rates, economic life, an estimated royalty rate, and a discount rate based on a weighted average cost of capital. The weighted average cost of capital was determined based on a market participant capital structure, cost of capital, inherent business risk profile and long-term growth expectations. The definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis that reflects the economic benefit of the asset. The determination of the useful lives (or the indefinite life) is based upon the nature, competitive position, life cycle position, and historical and expected future cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection. Inventories acquired in an acquisition are recorded at fair value, which approximates a market participant’s estimated selling price adjusted for (i) costs to complete, (ii) costs to sell, and (iii) a reasonable profit allowance to the seller for costs incurred. We record the excess of consideration transferred over the fair value of the identifiable net assets acquired as goodwill.

We believe the accounting estimates and assumptions are reasonable based on historical experience and information obtained from management of the acquired entity at or near the acquisition. When appropriate, our estimates of the acquired fair values include assistance from an independent third-party. There is inherent uncertainty in the accounting estimates as assumptions are forward-looking and could be affected by future economic and market conditions, among other factors.
Impairment of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but instead are subject to impairment testing. We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently as we continually assess whether a triggering event has occurred that indicates the carrying value may exceed the implied fair value. Monitoring the results of each of our reporting units as a means of identifying trends and/or matters that may impact their financial results, and be an indicator of a potential impairment, requires judgment. The trends and/or matters that we specifically monitor for each of our reporting units include:

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
The calculation of fair value for our reporting units incorporates many assumptions which have inherent uncertainties including future growth rates, profit margin, tax rates and discount factors. Changes in economic and operating conditions impacting these assumptions could result in impairment charges in future periods.
As mentioned above, we estimate the fair value of indefinite-lived intangible assets (certain of our trademarks) using a relief-from-royalty method. The royalty rate, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flows attributable to the asset. Management judgment is necessary to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates and discount rates.
During the fourth quarter of 2025, we performed our analyses on the goodwill of our reporting units. The fair value of the assets related to the KTS and Sigma & Omega acquisitions approximate their carrying value. If KTS and Sigma & Omega are unable to achieve their current financial forecasts or there is a change in assumptions used in KTS's and Sigma & Omega's analyses (e.g. projected revenues and profit growth rates, discount rates, industry price multiples, etc.), we may be required to record an impairment charge in a future period related to their goodwill. As of December 31, 2025, KTS's and Sigma & Omega's goodwill totaled $104.4 and $77.4, respectively. A 10% decline in KTS's and Sigma & Omega's fair value would result in an impairment of approximately $28.4 and $7.1, respectively.
During the fourth quarter of 2025, in connection with the annual impairment analyses of indefinite-lived intangible assets, we determined that the implied value of ASPEQ's trademarks approximated their carry value. If ASPEQ is unable to achieve its current revenue forecast, or there is a change in assumptions used in ASPEQ’s analysis (e.g., projected revenues, royalty rates, and discount rates, etc.), we may be required to record an impairment charge in a future period related to its trademarks. As of December 31, 2025, ASPEQ’s trademarks totaled $51.5. A 10% reduction in ASPEQ's revenues projections or a 1% increase in the discount rate used in the impairment analysis would result in an impairment of $5.1 or $6.5, respectively.

Additionally, during the fourth quarter of 2025, a decision was made to exit a minor product line within our ULC business. As a result, we recorded an impairment of $0.7 related to the indefinite-lived trademark associate with ULC. The remaining fair value of the ULC trademark is $4.7.
See Note 10 to our consolidated financial statements for additional details.
Definite-lived Intangible Assets
Determining whether an impairment loss occurred for finite-lived intangible assets requires a comparison of the carrying amount to the undiscounted cash flows expected to be generated by the assets. These analyses require management to make judgments and estimates about future revenues, expenses, and market conditions. The calculation of fair value for our reporting units incorporates many assumptions that have inherent uncertainties including future growth rates, profit margin, and tax rates. Changes in economic and operating conditions impacting these assumptions could result in impairment charges in future periods.
Contingent Liabilities
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., contracts, intellectual property and competitive claims), environmental matters, product liability matters, and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on an analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, and the impact of evidentiary requirements, including historical claims and payment experience. As many contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation, and outcomes of similar cases through the judicial system), changes in assumptions, or changes in our settlement strategy. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations in future periods.

Our recorded liabilities related to these matters, primarily associated with environmental matters, totaled $43.7 and $39.9 at December 31, 2025 and 2024, respectively.
Our environmental accruals relate predominantly to legacy sites that the Company no longer operates as part of its ongoing business. These environmental accruals cover anticipated costs, including investigation, remediation, and maintenance of clean-up sites. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, changes in our allocation of shared remediation costs, or alteration to the expected remediation plans. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. A 10% increase in our environmental reserves would result in a charge of approximately $3.2.
See Note 15 to our consolidated financial statements for additional discussion.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification 606, which requires revenue to be recognized over-time or at a point in time.

Most of our businesses recognize revenue at a point in time as satisfaction of the related performance obligations occur at the time of shipment or delivery, while certain of our businesses recognize revenue and costs for certain complex long-term, subscription, or service contracts over-time.

The revenue for complex long-term contracts is often recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such a contract at completion (cost-to-cost input method) because it best depicts the transfer of control to the customer that occurs as we incur costs. The revenue for subscription or service contracts are typically recorded based on the period of subscription delivered or service progress made. In 2025, 2024, and 2023 we recognized revenues of $238.9, $213.4 and $173.2, respectively, under such methods.

Our estimation process for determining revenues and costs for our complex long-term contracts is based upon (i) our historical experience, (ii) the professional judgment and knowledge of our engineers, project managers, operations, and financial professionals, (iii)  historical award experience and objective evidence related to unapproved change orders and claims, and (iv) an assessment of the key underlying factors (see below).
We believe the underlying factors used to estimate our complex long-term contracts costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit; however, due to the length of time over which revenues are generated and costs are incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant. Factors that may affect revenue and costs relating to complex long-term contracts include, but are not limited to, the following:

•Cost Recovery for Product Design Changes and Claims — On occasion, design specifications may change during the course of the contract. Any additional costs arising from these changes may be supported by change orders, or we may submit a claim to the customer. Our rights to, and amount we anticipate we will, collect requires judgment.
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
Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. Anticipated losses on long-term contracts are recognized when such losses become evident.
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
The costs and obligations associated with these plans are determined based on actuarial valuations. The critical assumptions used in determining these related expenses and obligations are discount rates and healthcare cost projections. These critical assumptions are calculated based on company data and appropriate market indicators, and are evaluated at least annually by us in consultation with outside actuaries. Other assumptions involving demographic factors, such as retirement patterns and mortality, are evaluated periodically and are updated to reflect our experience and expectations for the future. While management believes that the assumptions used are appropriate, actual results may differ.
The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would have increased our 2025 pension expense by approximately $6.9, and a 50 basis point increase in the discount rate would have decreased our 2025 pension expense by approximately $6.5.
The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities and costs. The healthcare cost trend rate for 2025, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 6.25%. This rate is assumed to decrease to 5.0% by 2031 and then remain at that level.
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
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a quarterly basis and accrue for potential uncertain tax positions. Accruals for these uncertain tax positions are classified as “Income taxes payable” and “Deferred and other income taxes” in our consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. An increase of 1.0% in our 2025 nominal tax rate would have resulted in an additional income tax provision for continuing operations for the year ended December 31, 2025 of $3.1.
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
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage certain of these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the British Pound Sterling, Canadian Dollar, Euro, and South African Rand. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel, oil, aluminum, and copper. See Note 14 to our consolidated financial statements for further details.
The following table provides information, as of December 31, 2025, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2026	2027	2028	2029	Thereafter	Total	Fair Value
Senior Credit Facilities	$3.1	$15.6	$25.0	$25.0	$431.3	$500.0	$500.0
Average interest rate						5.1%
In 2020, we entered into the Initial Swaps, which covered the period through November 2024, and effectively converted borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. In September 2024, commensurate with an amendment to our senior credit agreement, we entered into the Additional Swaps, which had a notional amount of $524.6, covered the period from December 2024 to June 2026, and effectively converted this portion of the borrowings under our senior credit facilities to a fixed rate of 3.58%, plus the applicable margin. We had designated, and accounted for, our Additional Swaps (and, prior to their maturity, accounted for the Initial Swaps) as cash flow hedges. The Additional Swaps were settled commensurate with the Third Amendment.
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations.
From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies which manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. We had FX forward contracts with an aggregate notional amount of $19.3 at December 31, 2025, all of which are scheduled to mature within one year. The fair value of our FX forward contracts was less than $0.1 at December 31, 2025.

ITEM 8. Financial Statements And Supplementary Data

SPX Technologies, Inc. and Subsidiaries
All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SPX Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SPX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, 2024, and 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Acquisitions – Kranze Technology Solutions, Inc. and Sigma Heating and Cooling and Omega Heat Pump – Valuation of Customer Relationships and Contracts, Technology, and Trademarks Assets— Refer to Notes 1, 2, 4, and 10 to the financial statements
Critical Audit Matter Description

The Company completed the acquisitions of Kranze Technology Solutions, Inc. (“KTS”) on January 27, 2025, and Sigma Heating and Cooling and Omega Heat Pump (“Sigma & Omega”) on April 15, 2025. The assets acquired and liabilities assumed in the KTS and Sigma & Omega transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations. Of the total assets acquired and liabilities assumed, the Company acquired $242.1 of intangible assets, including customer relationships and contracts of $127.0, technology of $88.3, and trademarks of $10.6.

We identified the valuation of the aforementioned intangible assets for the KTS and Sigma & Omega acquisitions as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of the valuation methodologies applied to the intangible assets acquired, as well as when performing audit procedures to evaluate the reasonableness of management's forecast of future revenue growth rates and profit margins and the selection of the discount rate for the customer relationships and contracts, technology, and trademarks intangible assets as well as the selection of the royalty rate for the trademarks and technology intangible assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the intangible assets acquired as part of the KTS and Sigma & Omega acquisitions included the following, among others:
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
–Historical results; and
–Third-party economic research, industry performance, and peer company performance.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, the discount rates, and the royalty rates by performing certain procedures, that included:
–Testing the source information underlying the determination of the discount rate and royalty rate and the mathematical accuracy of the calculation; and
–Developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina

February 24, 2026

We have served as the Company’s auditor since 2002.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenues	$2,265.1	$1,983.9	$1,741.2
Costs and expenses:
Cost of products sold	1,347.4	1,184.5	1,071.2
Selling, general and administrative	477.6	414.6	394.4
Selling, general and administrative — intangible amortization	87.4	64.5	43.9
Special charges, net	1.1	3.6	0.8
Impairment of intangible assets	0.7	—	—
Other operating expense	0.5	8.4	9.0
Operating income	350.4	308.3	221.9

Other income (expense), net	8.5	(9.3)	(10.1)
Interest expense	(48.1)	(45.7)	(27.2)
Interest income	4.8	2.1	1.7
Loss on amendment/refinancing of senior credit agreement	(1.5)	—	—
Income from continuing operations before income taxes	314.1	255.4	186.3
Income tax provision	(68.6)	(53.6)	(41.6)
Income from continuing operations	245.5	201.8	144.7

Income (loss) from discontinued operations, net of tax	—	—	—
Loss on disposition of discontinued operations, net of tax	(1.5)	(1.3)	(54.8)
Loss from discontinued operations, net of tax	(1.5)	(1.3)	(54.8)

Net income	$244.0	$200.5	$89.9

Basic income per share of common stock:
Income from continuing operations	$5.13	$4.37	$3.18
Loss from discontinued operations	(0.03)	(0.03)	(1.21)
Net income per share	$5.10	$4.34	$1.97
Weighted-average number of common shares outstanding — basic	47.830	46.187	45.545

Diluted income per share of common stock:
Income from continuing operations	$5.06	$4.29	$3.10
Loss from discontinued operations	(0.03)	(0.03)	(1.17)
Net income per share	$5.03	$4.26	$1.93
Weighted-average number of common shares outstanding — diluted	48.511	47.078	46.612
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

	Year ended December 31,
	2025	2024	2023
Net income	$244.0	$200.5	$89.9
Other comprehensive income (loss), net:
Pension and postretirement liability adjustment, net of tax benefit of $1.0, $0.8, and $0.9 in 2025, 2024 and 2023, respectively	(2.2)	(2.3)	(3.0)
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $0.7, $1.1, and $1.9 in 2025, 2024 and 2023, respectively	(2.6)	(3.1)	(5.3)
Foreign currency translation adjustments	41.7	(32.1)	11.9
Other comprehensive income (loss), net	36.9	(37.5)	3.6
Total comprehensive income	$280.9	$163.0	$93.5
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and equivalents	$364.0	$156.9
Accounts receivable, net	357.2	313.6
Contract assets	65.0	11.3
Inventories, net	302.2	271.0
Other current assets	55.3	31.5
Total current assets	1,143.7	784.3
Property, plant and equipment:
Land	26.9	23.5
Buildings and leasehold improvements	167.9	113.3
Machinery and equipment	338.1	308.1
	532.9	444.9
Accumulated depreciation	(242.1)	(226.9)
Property, plant and equipment, net	290.8	218.0
Goodwill	1,043.4	834.5
Intangibles, net	868.2	703.0
Other assets	250.2	164.1
Deferred income taxes	2.2	2.4
Assets of DBT and Heat Transfer (includes cash and equivalents of $2.0 and $4.5 at December 31, 2025 and 2024, respectively) (Note 4)	6.1	8.2
TOTAL ASSETS	$3,604.6	$2,714.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145.2	$128.1
Contract liabilities	115.8	62.3
Accrued expenses	185.2	170.8
Income taxes payable	10.0	19.4
Short-term debt	1.4	10.1
Current maturities of long-term debt	3.5	27.6
Total current liabilities	461.1	418.3

Long-term debt	496.7	577.0
Deferred and other income taxes	149.7	97.8
Other long-term liabilities	245.5	224.2
Liabilities of DBT and Heat Transfer (Note 4)	14.1	12.8
Total long-term liabilities	906.0	911.8
Commitments and contingent liabilities (Note 15)
Stockholders' equity:
Common stock (57,570,062 and 49,866,896 issued and outstanding at December 31, 2025, respectively, and 54,196,620 and 46,368,240 issued and outstanding at December 31, 2024, respectively)	0.6	0.5
Paid-in capital	1,938.2	1,373.5
Retained earnings	482.8	238.8
Accumulated other comprehensive income	260.5	223.6
Common stock in treasury (7,703,166 and 7,828,380 shares at December 31, 2025 and 2024, respectively)	(444.6)	(452.0)
Total stockholders' equity	2,237.5	1,384.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,604.6	$2,714.5
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions)

	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders' Equity
Balance at December 31, 2022	$0.5	$1,338.3	$(51.6)	$257.5	$(465.5)	$1,079.2
Net income	—	—	89.9	—	—	89.9
Other comprehensive income, net	—	—	—	3.6	—	3.6
Incentive plan activity	—	13.8	—	—	—	13.8
Long-term incentive compensation expense	—	13.4	—	—	—	13.4
Restricted stock unit vesting	—	(11.9)	—	—	6.6	(5.3)
Balance at December 31, 2023	0.5	1,353.6	38.3	261.1	(458.9)	1,194.6
Net income	—	—	200.5	—	—	200.5
Other comprehensive loss, net	—	—	—	(37.5)	—	(37.5)
Incentive plan activity	—	21.1	—	—	—	21.1
Long-term incentive compensation expense	—	15.0	—	—	—	15.0
Restricted stock unit vesting	—	(16.2)	—	—	6.9	(9.3)
Balance at December 31, 2024	0.5	1,373.5	238.8	223.6	(452.0)	1,384.4
Net income	—	—	244.0	—	—	244.0
Issuance of common stock in underwritten public offering, net of offering costs of $23.9	—	551.1	—	—	—	551.1
Other comprehensive income, net	—	—	—	36.9	—	36.9
Incentive plan activity	0.1	17.0	—	—	—	17.1
Long-term incentive compensation expense	—	16.7	—	—	—	16.7
Restricted stock unit vesting	—	(20.1)	—	—	7.4	(12.7)
Balance at December 31, 2025	$0.6	$1,938.2	$482.8	$260.5	$(444.6)	$2,237.5
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2025	2024	2023
Cash flows from (used in) operating activities:
Net income	$244.0	$200.5	$89.9
Less: Loss from discontinued operations, net of tax	(1.5)	(1.3)	(54.8)
Income from continuing operations	245.5	201.8	144.7
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities
Special charges, net	1.1	3.6	0.8
(Gain) loss on change in value of equity security	(23.0)	4.2	(3.6)
Loss on amendment/refinancing of senior credit agreement	1.5	—	—
Amortization of compensation expense related to acquisition (Refer to Note 4)	24.2	—	—
Impairment of intangible assets	0.7	—	—
Deferred and other income taxes	26.1	(15.1)	(25.2)
Depreciation and amortization	122.6	91.6	63.2
Pension and other employee benefits	19.9	15.4	22.0
Long-term incentive compensation	16.7	15.0	13.4
Other, net, including allowance for doubtful accounts	2.9	(8.7)	(5.9)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(81.8)	2.1	30.6
Contribution related to employee retention agreements from acquisition (Refer to Note 4)	(46.5)	—	—
Inventories	2.8	9.1	(3.1)
Accounts payable, accrued expenses and other	24.7	(4.3)	7.0
Cash spending on restructuring actions	(1.8)	(1.6)	(0.1)
Net cash from continuing operations	335.6	313.1	243.8
Net cash used in discontinued operations	(2.3)	(27.2)	(35.3)
Net cash from operating activities	333.3	285.9	208.5
Cash flows from (used in) investing activities:
Proceeds/borrowings (repayments) related to company-owned life insurance policies, net	(23.9)	41.9	0.7
Proceeds from asset sales and other	—	3.6	—
Business acquisitions, net of cash acquired	(445.0)	(292.0)	(547.0)
Capital expenditures	(92.1)	(38.0)	(23.9)
Net cash used in continuing operations	(561.0)	(284.5)	(570.2)
Net cash used in discontinued operations	—	—	—
Net cash used in investing activities	(561.0)	(284.5)	(570.2)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	978.0	384.8	869.1
Repayments under senior credit facilities	(1,082.6)	(321.8)	(572.5)
Borrowings under trade receivables agreement	280.0	272.0	178.0
Repayments under trade receivables agreement	(289.0)	(279.0)	(162.0)
Net borrowings (repayments) under other financing arrangements	0.1	(1.2)	(0.4)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(7.4)	0.9	(1.3)
Proceeds of issuance of common stock in underwritten public offering, net of offering costs of $23.9	551.1	—	—
Financing fees paid	(4.7)	(2.6)	(1.3)
Net cash from continuing operations	425.5	53.1	309.6
Net cash from (used in) discontinued operations	—	—	—
Net cash from financing activities	425.5	53.1	309.6

Change in cash and equivalents due to changes in foreign currency exchange rates	6.8	2.0	(0.1)
Net change in cash and equivalents	204.6	56.5	(52.2)
Consolidated cash and equivalents, beginning of period	161.4	104.9	157.1
Consolidated cash and equivalents, end of period	$366.0	$161.4	$104.9

Supplemental disclosure of cash flow information:
Interest paid	$41.7	$43.4	$25.6
Income tax payments, net	$57.3	$43.5	$58.4
Non-cash investing and financing activity:
Debt assumed	$0.1	$1.1	$0.3

	Year ended December 31,
	2025	2024	2023
Components of cash and equivalents:
Cash and equivalents	$364.0	$156.9	$99.4
Cash and equivalents included in assets of DBT and Heat Transfer	2.0	4.5	5.5
Total cash and equivalents	$366.0	$161.4	$104.9

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2025
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
From time to time, we may make acquisitions that do not significantly impact our financial position or statements of operations. These acquisitions primarily complement our existing business operations or strategic initiatives with no significant impact to our financial outlook and end markets, nor requiring a significant investment of resources. Such acquisitions are not separately identified within this report on Form 10-K. During the year ended December 31, 2025, cash outflows, net of cash acquired, related to this activity totaled $8.2. The post-acquisition operating results are reflected within our HVAC reportable segment and have no significant impact to our financial outlook and end markets.
Acquisitions in 2025:

•KTS - On January 27, 2025, we completed the acquisition of Kranze Technology Solutions, Inc. (“KTS”) which specializes in digital interoperability and tactical networking solutions, primarily for the defense industry. We purchased KTS for net cash consideration of $340.0, inclusive of amounts related to future service obligations of certain existing employees of $46.5 and net of an adjustment to the purchase price of $2.4 received during the third quarter of 2025 related to acquired working capital. We financed the acquisition with available borrowings on our revolving credit facilities under our senior credit facilities. The post-acquisition operating results of KTS are reflected within our Detection and Measurement reportable segment.

•Sigma & Omega - On April 15, 2025, we completed the acquisition of Sigma Heating and Cooling and Omega Heat Pump (“Sigma & Omega”) which specialize in highly engineered hydronic heating and cooling equipment, including vertical stack heat pumps and fan coils, institutional heating products, and both air-cooled and water-cooled commercial self-contained units. We purchased Sigma & Omega for cash consideration of $143.3, net of (i) an adjustment to the purchase price of $0.3 received during the fourth quarter of 2025 related to acquired working capital and (ii) cash acquired of $0.2. The acquisition was financed primarily through cash on hand, supplemented by borrowings on our revolving credit facilities under our senior credit facilities. The post-acquisition operating results of Sigma & Omega are reflected within our HVAC reportable segment.

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
The assets acquired and liabilities assumed in the Sigma & Omega transaction have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain judgmental reserves.
Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification”). Gains and losses on foreign currency translations are reflected as a separate component of stockholders' equity and other comprehensive income/loss. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts, are included in “Other income (expense), net,” with the related net gains (losses) totaling $(2.5), $0.8, and $(0.9) in 2025, 2024, and 2023, respectively.
Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Revenue Recognition — We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606. See Note 5 for our policy for recognizing revenue under, as well as the various other disclosures required by, ASC 606.
Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. We amortize these costs over the economic lives of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. If, and at the time, we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. Capitalized software, net of amortization, totaled $7.2 and $3.6 as of December 31, 2025 and 2024, respectively. Capitalized software amortization expense totaled $0.7, $0.4, and $0.1 in 2025, 2024, and 2023, respectively. We expensed research activities relating to the development and improvement of our products of $54.0, $45.9, and $43.2 in 2025, 2024, and 2023, respectively.
Property, Plant and Equipment — Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of finance leases, was $30.6, $26.7, and $19.2 for the years ended December 31, 2025, 2024, and 2023, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. We capitalized interest of $0.4 in 2025, with no interest capitalized in 2024 or 2023.
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
Company-owned Life Insurance Policies — The Company has investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded within “Other income (expense), net” within our consolidated statements of operations. The Company has the ability to borrow against a portion of its investments in the COLI policies as an additional source of liquidity. During 2024, the Company borrowed $41.2 against the cash surrender value of these COLI policies. Such borrowings were used to pay down amounts payable under the revolving credit facility. During 2025, the Company repaid the then-outstanding borrowings totaling $37.4, inclusive of accrued interest. The amounts borrowed totaled $0.0 and $39.0 at December 31, 2025 and 2024, respectively, and incurred interest at a weighted-average rate of 5.3%. At December 31, 2025, we had capacity to borrow approximately $34.0 against the policies. The cash surrender value of the Company’s investments in COLI assets, net of any aforementioned borrowing, was $60.3 and $36.2 at December 31, 2025 and 2024, respectively, recorded in “Other assets” on the consolidated balance sheets.

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

	Year ended December 31,
	2025	2024	2023
Balance at beginning of year	$12.5	$11.5	$10.4
Acquisitions	0.4	0.1	0.2
Allowances provided	20.0	16.7	18.2
Write-offs, net of recoveries, credits issued and other	(17.8)	(15.8)	(17.3)
Balance at end of year	$15.1	$12.5	$11.5
Inventory — We estimate losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging and historical utilization of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.
Acquisitions — We record acquisitions that meet the definition of a business combination using the acquisition method of accounting. We include the operating results of acquired entities from their respective dates of acquisition and recognize and measure the identifiable assets acquired, liabilities assumed, including contingent consideration as of the acquisition date, at fair value. The fair value of the identifiable intangible assets has been estimated using the multi-period excess earnings method (customer relationships and contracts and backlog) and relief-from-royalty-method (trademarks and technology). Significant model inputs using the multi-period excess earnings method include economic life, estimated future revenue growth rates, expenses based on historical results and forecasts, and a discount rate based on a weighted average cost of capital. Significant model inputs to the relief-from-royalty-method include estimated future revenue growth rates, economic life, an estimated royalty rate, and a discount rate based on a weighted average cost of capital. The weighted average cost of capital was determined based on a market participant capital structure, cost of capital, inherent business risk profile and long-term growth expectations. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill. Costs incurred as a result of a business combination, other than costs related to the issuance of debt or equity securities, are recorded in the period the costs are incurred. Additionally, at each reporting period, contingent consideration is remeasured to fair value, with changes recorded in “Other operating expense” within our consolidated statements of operations.
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
In determining the estimated useful lives of definite-lived intangible assets, we consider the nature, competitive position, life cycle position, and historical and expected future cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection. Definite-lived intangible assets such as customer relationships, technology and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average remaining useful lives approximate the following as of December 31, 2025.

Technology	10 years
Customer relationships	10 years
Other	7 years
Goodwill and Indefinite-Lived Intangible Assets — We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred that indicates the carrying value may exceed the implied fair value. In reviewing goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we determine that an impairment is more likely than not, we then perform a quantitative impairment test (described below). Otherwise, no further analysis is required. Our qualitative evaluation is an assessment of factors, including reporting unit-specific operating results, as well as industry, market, and general economic conditions. Our quantitative analysis of the fair value of reporting units is based on discounted projected cash flows (an income approach), but we also consider market-adjusted multiples of earnings and revenue (a market approach) and similar transaction multiples (also a market approach). We employ cash flow projections that we believe are reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost reduction initiatives, capacity utilization and assumptions for inflation and foreign currency changes. The market-adjusted multiple-of-earnings-and-revenue approach reflects the market’s expectations for future growth and risk while the similar-transaction-multiples method considers prices paid in similar transactions that have recently occurred in our industries or in related industries.
Under the income approach, we project cash flows for a period of 5 to 10 years. Under the market approaches, we used multiples of earnings before interest, taxes, depreciation and amortization or revenues based on the market information of comparable companies.

Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2025 and 2024.

	December 31,
	2025	2024
Short-term incentive compensation	$47.3	$38.8
Employee benefits	32.0	38.3
Warranty	20.7	18.9
Other (1)	85.2	74.8
Total	$185.2	$170.8
___________________________________________________________________
(1)Other consists of various items including the current portion of our liabilities related to risk management matters, environmental remediation costs, and operating leases, as well as, accrued rebates, legal, interest and restructuring costs, none of which is individually material.
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

	Year ended December 31,
	2025	2024	2023
Balance at beginning of year	$44.7	$37.9	$34.7
Acquisitions	0.4	1.3	0.9
Provisions	19.3	20.3	16.9
Usage	(15.7)	(14.6)	(14.6)
Currency translation adjustment	0.3	(0.2)	—
Balance at end of year	49.0	44.7	37.9
Less: Current portion of warranty	20.7	18.9	16.4
Non-current portion of warranty	$28.3	$25.8	$21.5

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
In December 2023, the FASB issued ASU No. 2023-09, which requires companies to disclose, on an annual basis, required categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025 and has been applied on a prospective basis within these financial statements. Refer to Note 12 for these and other disclosures related to income taxes.

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

In September 2025, the FASB issued ASU No. 2025-06, which replaces the stage-based capitalization model for the treatment of development costs of internal-use software with a principles-based framework, reflecting modern software development practices. In addition, ASU 2025-06 requires companies to capitalize software costs once management authorizes and commits to funding with probable completion and use. ASU 2025-06 will be effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods, and allows multiple transition methods, including retrospective, prospective, or modified prospective application, with early adoption permitted. We are currently evaluating the impact of ASU 2025-06 on our consolidated financial position, results of operations and cash flows.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which simplifies and expands the application of hedge accounting by providing additional flexibility in the designation and measurement of hedging relationships, including hedges of forecasted transactions, interest rate risk, and certain derivative instruments. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and will be applied on a prospective basis, with early adoption permitted. We are currently evaluating the impact of ASU 2025-09 on our consolidated financial position, results of operations and cash flows.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative GAAP guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities, reducing diversity in practice and enhancing consistency in financial reporting. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, and allows multiple transition methods, including modified prospective, modified retrospective, and retrospective application, with early adoption permitted. We are currently evaluating the impact of ASU 2025-10 on our consolidated financial position, results of operations and cash flows.

(4) Acquisitions and Discontinued Operations
Acquisitions
From time to time, we may make acquisitions that do not significantly impact our financial position or operations. These acquisitions primarily complement our existing business operations or strategic initiatives with no significant impact to our financial outlook and end markets, or requiring a significant investment of resources. Such acquisitions are not separately identified within this report on Form 10-K. During 2025, cash outflows, net of cash acquired, related to this activity totaled $8.2. The post-acquisition operating results are reflected within our HVAC reportable segment and have no significant impact to our financial outlook and end markets.

As indicated in Note 1, on April 15, 2025 and April 3, 2023 we completed the acquisitions of Sigma & Omega and TAMCO, respectively. The pro forma effects of these acquisitions are not material to our consolidated results of operations.
Acquisition of Sigma & Omega
As indicated in Note 1, on April 15, 2025, we completed the acquisition of Sigma & Omega for cash consideration of $143.3, net of (i) an adjustment to the purchase price of $0.3 received during the fourth quarter of 2025 related to acquired working capital and (ii) cash acquired of $0.2. The pro forma effect of this acquisition is not material to our consolidated results of operations.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Sigma & Omega as of April 15, 2025:

Assets acquired:
Current assets, including cash and equivalents of $0.2	$17.1
Property, plant and equipment	1.3
Goodwill	76.1
Intangible assets	77.6
Other assets	1.2
Total assets acquired	173.3

Current liabilities assumed	9.3
Non-current liabilities assumed (1)	20.5

Net assets acquired	$143.5
___________________________
(1)Includes net deferred income tax liabilities and other liabilities of $19.9 and $0.6, respectively.

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

We acquired gross receivables of $9.6, which had a fair value of $9.2 at the acquisition date based on our estimates of cash flows expected to be recovered.

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

We recognized revenues and a net loss for Sigma & Omega of $53.2 and $1.4, respectively, for the year ended December 31, 2025, with the net loss impacted by charges during the year ended December 31, 2025 of $14.2 associated with amortization of the various intangible assets mentioned above, $0.8 of costs incurred for integration-related activities, and $0.1 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold.

Acquisition of KTS

As indicated in Note 1, on January 27, 2025, we completed the acquisition of KTS for net cash consideration of $340.0, inclusive of amounts paid related to future service obligations of certain employees of $46.5 described further below and net of an adjustment to the purchase price of $2.4 received during 2025 related to acquired working capital. We financed the acquisition with available borrowings on our revolving credit facilities under our senior credit facilities. The excess of the purchase price over the total of the fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill.

In connection with the acquisition of KTS, and as required by the acquisition agreement, we assumed employee retention agreements with certain employees, totaling $46.5, that include future service obligations. In the event employees forfeit any amounts under the terms of the agreements, such amounts are due to the seller of KTS. We funded the amounts related to these retention agreements through a reduction in the purchase price, with $46.5 paid into an escrow account at the time of the acquisition closing, as required by the acquisition agreement. The deferred compensation assets related to these agreements will be amortized over the agreement terms which range from 2 to 8 years. During the year ended December 31, 2025, we recognized compensation costs of $24.2 which have been recorded to “Selling, general and administrative” within our consolidated statements of operations, related to such retention agreements. The remaining deferred compensation assets of $11.4 and $10.9 are recorded within “Other current assets” and “Other assets”, respectively, within our consolidated balance sheet as of December 31, 2025.

The following is a summary of the recorded final fair values of the assets acquired and liabilities assumed for KTS as of January 27, 2025:

Assets acquired:
Current assets(1)	$60.8
Property, plant and equipment	5.6
Goodwill	104.4
Intangible assets	164.5
Other assets(1)	25.6
Total assets acquired	360.9

Current liabilities assumed	16.5
Non-current liabilities assumed	4.4

Net assets acquired	$340.0
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

We recognized revenues and a net loss for KTS of $85.3 and $12.7, respectively, for the year ended December 31, 2025, with the net loss impacted by charges during the year ended December 31, 2025 of (i) $24.2 for amortization of compensation costs related to acquired retention agreements, (ii) $18.4 associated with amortization of the various intangible assets mentioned above, (iii) $1.4 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold, and (iv) $1.2 of costs incurred for integration-related activities.
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

We recognized revenues and net income for Ingénia of $72.6 and $15.9, respectively, for the year ended December 31, 2024, with the net income impacted by charges during the year ended December 31, 2024 of (i) $18.6 associated with amortization of the various intangible assets mentioned above, (ii) $1.8 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold, and (iii) $2.8 of costs incurred for integration-related activities.
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

During the years ended December 31, 2025, 2024 and 2023 we incurred acquisition and integration-related other costs for ASPEQ, Ingénia, KTS, and Sigma & Omega of $32.7, $10.6 and $9.3, respectively. In addition, we recorded these amounts as shown below within consolidated operating income in Note 7.

Acquisition and integration-related costs for ASPEQ, Ingénia, KTS, and Sigma & Omega
	Year ended December 31,
Affected line item in Note 7	2025	2024	2023
Corporate expense	$4.2	$4.5	$5.2
Acquisition and integration-related costs	28.5	6.1	4.1
Consolidated operating income	$32.7	$10.6	$9.3

The following unaudited pro forma information presents our consolidated results of operations for the years ended December 31, 2025, 2024, and 2023, as if the acquisitions of KTS, Ingénia, and ASPEQ had taken place on January 1, 2024, January 1, 2023 and January 1, 2022, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the integration of KTS, Ingénia, and ASPEQ. These pro forma consolidated results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisitions, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment, intangible assets and compensation costs related to acquired retention agreements, adjustments to reflect charges associated with acquisition-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred during 2024 for KTS, 2023 for Ingénia, and 2022 for ASPEQ, and the related income tax effects.

	Years ended December 31,
	2025	2024	2023
Revenues	$2,267.8	$2,079.1	$1,852.6
Income from continuing operations	262.9	175.3	127.5
Net income	261.4	174.0	72.7

Income from continuing operations per share of common stock:
Basic	$5.50	$3.80	$2.80
Diluted	$5.42	$3.72	$2.74

Net income per share of common stock:
Basic	$5.47	$3.77	$1.60
Diluted	$5.39	$3.70	$1.56

Wind-Down of DBT Business

We completed the wind-down of the business of our DBT Technologies (PTY) LTD (“DBT”) subsidiary after it ceased all operations, including those related to two large power projects in South Africa (Kusile and Medupi), in the fourth quarter of 2021. As a result of completing the wind-down plan, we are reporting DBT as a discontinued operation for all periods presented.

On September 5, 2023, DBT and SPX entered into an agreement with Mitsubishi Heavy Industries Power — ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD) (“MHI”) to affect the negotiated resolution of all claims between the parties with respect to the two large power projects in South Africa (the “Settlement Agreement”). The Settlement Agreement provides for full and final settlement and mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT's performance on the projects. It also provides that the underlying subcontracts are terminated and all obligations of both parties under the subcontracts have been satisfied in full.

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

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the consolidated balance sheets as of December 31, 2025 and 2024. The major line items constituting DBT’s assets and liabilities as of December 31, 2025 and 2024 are shown below:

	December 31, 2025	December 31, 2024
ASSETS
Cash and equivalents	$2.0	$4.4
Other current assets(1)	3.8	3.4
Total assets of DBT	$5.8	$7.8
LIABILITIES
Accounts payable(1)	$0.1	$0.7
Contract liabilities(1)	2.3	2.0
Accrued expenses(1)	7.0	5.8
Other long-term liabilities(1)	4.7	4.2
Total liabilities of DBT	$14.1	$12.7
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
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the consolidated balance sheets as of December 31, 2025 and 2024. For the year ended December 31, 2025, Heat Transfer had total assets and liabilities of $0.3 and $0.0, respectively. For the year ended December 31, 2024, Heat Transfer had total assets and liabilities of $0.4 and $0.1, respectively.

For the years ended December 31, 2025, 2024 and 2023, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2025	2024	2023
DBT(1)
Loss from discontinued operations	$(1.5)	$(0.6)	$(69.0)
Income tax benefit (provision)	—	(0.1)	15.3
Loss from discontinued operations, net	(1.5)	(0.7)	(53.7)

All other (2)
Loss from discontinued operations	—	(0.3)	(1.3)
Income tax benefit (provision)	—	(0.3)	0.2
Loss from discontinued operations, net	—	(0.6)	(1.1)

Total
Loss from discontinued operations	(1.5)	(0.9)	(70.3)
Income tax benefit (provision)	—	(0.4)	15.5
Loss from discontinued operations, net	$(1.5)	$(1.3)	$(54.8)
________________________________________________

(1) Loss for the years ended December 31, 2025 and 2024 related primarily to costs incurred to support DBT through the subcontractor liquidation process mentioned above. Loss for the year ended December 31, 2023 resulted primarily from the charge, and related income tax impacts, recorded in connection with the Settlement Agreement referred to above and legal costs incurred in connection with the various dispute resolution matters. This loss for the year ended December 31, 2023 was partially offset by arbitration awards received, which are discussed above.

(2) Loss for the years ended December 31, 2024 and 2023 resulted primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions.

Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on previous business divestitures may be materially adjusted in subsequent periods.

Net cash used in discontinued operations for the year ended December 31, 2024 related primarily to the final cash payment of South African Rand 480.9 ($27.1 at time of payment) made by DBT to MHI during 2024 in connection with the Settlement Agreement, partially offset by $2.0 from the foreign currency forward contract we had entered into, and designated and accounted for as a fair value hedge, that matured at the time of final payment to MHI. Net cash used in discontinued operations for the year ended December 31, 2023 related primarily to (i) cash payments of $25.3 made by DBT to MHI during 2023 in connection with the Settlement Agreement, and (ii) disbursements of $14.7 for professional fees and support costs incurred principally in connection with the claims resolved by the Settlement Agreement, partially offset by recovery of legal costs we were awarded in arbitration proceedings between DBT and MHI of $6.8 mentioned above.

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

Remaining performance obligations represent performance obligations that have yet to be satisfied. As a practical expedient, we do not disclose performance obligations (i) that are part of a contract that has an original expected duration of less than one year and/or (ii) where our right to consideration corresponds directly to the value transferred to the customer. Performance obligations for contracts with an original duration in excess of one year that have yet to be satisfied as of the end of a period primarily relate to our communication technologies products, large process cooling systems, as well as certain of our transportation systems. As of December 31, 2025, the aggregate amount allocated to remaining performance obligations, after the effect of practical expedients, was $183.3. We expect to recognize revenue on approximately 41% and 65% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

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

Variable Consideration - We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. For contracts where a portion of the price may vary, we estimate the variable consideration at the amount to which we expect to be entitled, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal and, if necessary, constrain the amount of variable consideration recognized in order to mitigate this risk. Variable consideration primarily pertains to late delivery penalties and unapproved change orders and claims (levied by us and/or against us). Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates, which would affect revenue and earnings, in the period such variances become known. We did not recognize a significant amount of revenue related to performance obligations satisfied (or partially satisfied) in prior periods, including changes in transaction price.

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

Nature of Goods and Services, Satisfaction of Performance Obligations, and Payment Terms

Our HVAC product lines include package and process cooling equipment and services, hydronic heating, electrical heating and ventilation products, and engineered air movement and handling solutions. Performance obligations for our HVAC product lines relate primarily to the delivery of equipment and components, construction and reconstruction of cooling towers and other components, and providing installation, replacement/spare parts and various other services. Performance obligations related to equipment and components are satisfied at the time of shipment or delivery (i.e., control is transferred at a point in time). The typical length of these contracts is one to three months and payment terms are generally 15 to 60 days after shipment to the customer. Performance obligations for construction and reconstruction of cooling towers and other components, and providing installation and various other services, are typically satisfied through a contract with us to provide a customer-specific solution. The customer typically controls the work in process due to contractual termination clauses whereby we have an enforceable right to recovery of cost incurred, including a reasonable profit for work performed to date, on products or services that do not have an alternative use to us. Additionally, certain projects are performed on customer sites such that the customer controls the asset as it is created or enhanced. As such, performance obligations for these product lines are generally satisfied over time, with the related revenue recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion, as this method best depicts how control of the product or service is being transferred. The length of customer contract for these product lines is generally 3 to 9 months. Revenue for sales of certain engineered components and all replacement/spare parts is recognized upon shipment or delivery (i.e., at a point in time). Payments on longer-term contracts are generally commensurate with milestones defined in the related contract, while payments for the replacement/spare parts contracts typically occur 30 to 60 days after delivery.
Our detection and measurement product lines include underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, transportation systems, communication technologies, and aids to navigation. Performance obligations for these product lines relate to delivery of equipment and components, installation and other short-term services, long-term maintenance and software subscription services, pipeline remediation services and development of robotics, and aids to navigation solutions. Performance obligations for equipment and components generally are satisfied at the time of shipment or delivery (i.e., control is transferred at a point in time). Performance obligations for installation and other short-term services, pipeline remediation, and development of robotics are satisfied over time as the installation or service is performed. Performance obligations for maintenance and software subscription services are satisfied over time, with the related revenue recorded evenly throughout the contract service period as this method best depicts how control of the service is transferred. Payment terms for equipment and components are typically 30 to 60 days after shipment or delivery, while payment for services typically occurs at completion for shorter-term engagements (less than three months in duration) and throughout the service period for longer-term engagements. These product lines have varying contract lengths ranging from one to eighteen months (with the longer term contracts generally associated with our aids to navigation systems, transportation systems, and communication technologies product lines), with the typical duration being one to three months.
Revenue from services was not significant (less than 10%) to our HVAC and Detection and Measurement reportable segments for all periods presented.

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

Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$932.9	$—	$932.9
Hydronic heating, electrical heating, and ventilation	585.3	—	585.3
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	255.9	255.9
Communication technologies, aids to navigation, and transportation systems	—	491.0	491.0
	$1,518.2	$746.9	$2,265.1

Timing of Revenue Recognition
Revenues recognized at a point in time	$1,396.6	$629.6	$2,026.2
Revenues recognized over time	121.6	117.3	238.9
	$1,518.2	$746.9	$2,265.1

	Year Ended December 31, 2024
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$884.0	$—	$884.0
Hydronic heating, electrical heating, and ventilation	480.7	—	480.7
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	260.9	260.9
Communication technologies, aids to navigation, and transportation systems	—	358.3	358.3
	$1,364.7	$619.2	$1,983.9

Timing of Revenue Recognition
Revenues recognized at a point in time	$1,249.0	$521.5	$1,770.5
Revenues recognized over time	115.7	97.7	213.4
	$1,364.7	$619.2	$1,983.9

	Year Ended December 31, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement	$683.2	$—	$683.2
Hydronic heating, electrical heating, and ventilation	439.1	—	439.1
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	264.1	264.1
Communication technologies, aids to navigation, and transportation systems	—	354.8	354.8
	$1,122.3	$618.9	$1,741.2

Timing of Revenue Recognition
Revenues recognized at a point in time	$1,042.8	$525.2	$1,568.0
Revenues recognized over time	79.5	93.7	173.2
	$1,122.3	$618.9	$1,741.2

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

Our contract balances consisted of the following as of December 31, 2025, 2024, and 2023:

Contract Balances	December 31, 2025	December 31, 2024	December 31, 2023	2025 versus 2024 Change	2024 versus 2023 Change
Contract Accounts Receivable (1)	$346.9	$305.4	$275.4	$41.5	$30.0
Contract Assets	65.0	11.3	16.6	53.7	(5.3)
Contract Liabilities - current	(115.8)	(62.3)	(73.5)	(53.5)	11.2
Contract Liabilities - non-current (2)	(3.6)	(4.0)	(4.0)	0.4	—
Net contract balance	$292.5	$250.4	$214.5	$42.1	$35.9
_____________________
(1) Included in “Accounts receivable, net” within the accompanying consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying consolidated balance sheets.
The timing of revenue recognition, invoicing and cash collections results in Contract Accounts Receivable, contract assets, and customer advances and deposits (contract liabilities) on our consolidated balance sheets. In general, we receive payments from customers based on a billing schedule established in our contracts. During the year ended December 31, 2025 and 2024, changes in contract balances were significantly impacted by the acquisitions of KTS and Ingénia. At December 31, 2025, Contract Account Receivables, contract assets, and current contract liabilities attributable to KTS were $16.4, $5.3, and $9.3, respectively. At December 31, 2024, Contract Accounts Receivable and current contract liabilities attributable to Ingénia were $17.1 and $0.1, respectively. In addition, at December 31, 2025, contract assets were impacted by significant progress made on projects during the fourth quarter of 2025 at our cooling products and aids to navigation businesses for which the billing milestones will occur in the first quarter of 2026 and contract liabilities increased significantly due to larger down payments received at our cooling products and air handling businesses to support higher backlog executing in 2026.

During 2025, we recognized revenues of $50.2 related to our contract liabilities at December 31, 2024. During 2024, we recognized revenues of $54.4 related to our contract liabilities at December 31, 2023.

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

We have operating and finance leases for facilities, equipment, and vehicles. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the lease within one year. We rent or sublease certain space within our facilities to third parties under operating leases, with the impact of these lease arrangements being immaterial to our consolidated financial statements.

The components of lease expense were as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost (1)	$19.7	$16.5	$15.7
Variable lease cost	0.8	0.4	0.4

Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.4	$0.5
Interest on lease liabilities	—	—	—
Total finance lease cost	$0.2	$0.4	$0.5
__________________________
(1) Includes short-term lease cost of $3.3, $2.9 and $3.5, for the years ended December 31, 2025, 2024, and 2023, respectively.

Supplemental cash flow information related to leases is as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$16.1	$13.5	$12.1
Operating cash flows from finance leases	—	—	—
Financing cash flows used in finance leases	0.2	0.4	0.5
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	23.6	27.7	6.3
Finance lease right-of-use assets obtained in exchange for new lease obligations	0.1	1.1	0.3

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2025	2024
Operating leases:			Affected Line Item in the Consolidated Balance Sheets
Operating lease ROU assets	$76.8	$57.9	Other assets

Operating lease current liabilities	$14.4	$11.1	Accrued expenses
Operating lease non-current liabilities	61.4	44.5	Other long-term liabilities
Total operating lease liabilities	$75.8	$55.6

Finance leases:
Finance lease assets	$1.2	$1.2	Property, plant and equipment, net

Finance lease current liabilities	$0.4	$0.3	Current maturities of long-term debt
Finance lease non-current liabilities	0.7	0.9	Long-term debt
Total finance lease liabilities	$1.1	$1.2

The weighted-average remaining lease terms (years) of our leases as of December 31, 2025 and 2024, were as follows:

	As of December 31,
	2025	2024
Operating leases	6.1	5.8
Finance leases	2.9	3.3

The discount rate utilized to determine the present value of lease payments over the lease term is our incremental borrowing rate based on the information available at lease commencement date. In developing the incremental borrowing rate, we consider the interest rate that reflects a term similar to the underlying lease term on a fully collateralized basis. We apply the incremental borrowing rate at a consolidated portfolio level using a five-year term, as the results did not materially differ upon further stratification. The weighted-average discount rate for our operating leases was 4.4% and 4.1% at December 31, 2025 and 2024, respectively, and finance leases was 4.9% at December 31, 2025 and 2024.

The future minimum payments under our operating and finance leases were as follows as of December 31, 2025:

	Operating Leases	Finance Leases	Total

Next 12 months	$17.4	$0.4	$17.8
12 to 24 months	17.0	0.4	17.4
24 to 36 months	16.0	0.2	16.2
36 to 48 months	14.5	0.2	14.7
48 to 60 months	8.1	—	8.1
Thereafter	14.9	—	14.9
Total lease payments	87.9	1.2	89.1
Less imputed interest	12.1	0.1	12.2
Total	$75.8	$1.1	$76.9

(7) Information on Reportable Segments and Corporate Expense
We are a diversified, global supplier of highly specialized, engineered solutions with operations in 16 countries and sales in over 100 countries around the world.
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
Our CODM, who is our President and Chief Executive Officer, uses segment income to evaluate the results of each operating segment. Segment income is determined before considering, if applicable, impairments and special charges, long-term incentive compensation, certain other operating income/expense, other indirect corporate expenses, intangible asset amortization expense, inventory step-up charges, and certain other acquisition and integration-related costs. There have been no changes in the basis of segmentation or measurement of segment income during 2025. Our CODM assesses segment income performance in comparison to prior years, previously forecasted results, and anticipated/experienced market trends when determining how to allocate operating and capital resources. The only significant segment expense categories reviewed by our CODM are total selling, general and administrative expense and cost of products sold (exclusive of intangible amortization expense). Our CODM does not review asset or liability information for our operating segments as this information is not used to assess performance or allocate resources.
HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services package and process cooling products and engineered air movement and handling solutions for the HVAC industrial (including data center and power generation), institutional, and commercial markets, as well as hydronic and electrical heating and ventilation products for the residential, industrial, institutional, and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a global customer base in North America, Europe, and Asia.
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
Corporate Expense
Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters based in Charlotte, North Carolina.

Financial data for our reportable segments for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023
HVAC reportable segment
Revenues	$1,518.2	$1,364.7	$1,122.3
Cost of products sold	923.8	843.8	712.8
Selling, general and administrative expense	221.8	197.0	175.1
Segment income	$372.6	$323.9	$234.4

Detection and Measurement reportable segment
Revenues	$746.9	$619.2	$618.9
Cost of products sold	418.2	338.9	354.8
Selling, general and administrative expense	152.5	143.6	145.3
Segment income	$176.2	$136.7	$118.8

Consolidated revenues	$2,265.1	$1,983.9	$1,741.2
Consolidated income for segments	548.8	460.6	353.2

Corporate expense	59.2	53.6	58.4
Acquisition and integration-related costs (1)	28.9	7.2	5.8
Long-term incentive compensation expense	16.7	15.0	13.4
Amortization of acquired intangible assets (2)	91.3	64.5	43.9
Impairment of intangible assets (3)	0.7	—	—
Special charges, net	1.1	3.6	0.8
Other operating expense (4)	0.5	8.4	9.0
Consolidated operating income	350.4	308.3	221.9

Other income (expense), net	8.5	(9.3)	(10.1)
Interest expense	(48.1)	(45.7)	(27.2)
Interest income	4.8	2.1	1.7
Loss on amendment/refinancing of senior credit agreement	(1.5)	—	—
Income from continuing operations before income taxes	$314.1	$255.4	$186.3

Capital expenditures:
HVAC reportable segment	$82.9	$31.9	$17.6
Detection and Measurement reportable segment	9.1	5.5	5.4
Capital expenditures of reportable segments	92.0	37.4	23.0
Corporate	0.1	0.6	0.9
Total capital expenditures	$92.1	$38.0	$23.9

Depreciation and amortization:
HVAC reportable segment	$75.1	$64.7	$37.1
Detection and Measurement reportable segment	45.1	24.4	23.7
Depreciation and amortization of reportable segments	120.2	89.1	60.8
Corporate	2.4	2.5	2.4
Total depreciation and amortization	$122.6	$91.6	$63.2

	Years Ended December 31,
	2025	2024	2023
Geographic Areas:
Revenues: (5)
United States	$1,812.6	$1,640.8	$1,454.1
Canada	193.4	111.3	48.4
China	71.7	64.9	53.7
United Kingdom	95.5	90.9	96.3
Other	91.9	76.0	88.7
	$2,265.1	$1,983.9	$1,741.2

Tangible Long-Lived Assets:
United States	$419.4	$275.5	$292.4
Canada	88.2	83.3	11.9
Other	35.6	25.7	29.1
Long-lived assets of continuing operations	543.2	384.5	333.4
Long-lived assets of discontinued operations, DBT and Heat Transfer	—	—	0.2
Total tangible long-lived assets	$543.2	$384.5	$333.6
_______________________________________________________________
(1)Represents integration costs incurred in connection with acquisitions of $28.9, $7.2 and $5.8 during the years ended December 31, 2025, 2024, and 2023, respectively. The year ended December 31, 2025 includes amortization of a deferred compensation asset acquired in connection with the KTS acquisition of $24.2 and additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the KTS acquisition of $1.4, and the Sigma & Omega acquisition of $0.1. The years ended December 31, 2024 and 2023 include additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with acquisitions of $1.8 and $3.6, respectively.
(2)Includes intangible asset amortization of $3.9 recorded in cost of products sold within the consolidated statement of operations for the year ended December 31, 2025.
(3)The year ended December 31, 2025 includes an impairment charge of $0.7 related to the trademarks of ULC.
(4)The year ended December 31, 2024 includes a charge of $8.4 related to a settlement with the seller of ULC regarding additional contingent consideration. The year ended December 31, 2023 includes a charge of $9.0 related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment.
(5)Revenues are included in the above geographic areas based on the country that recorded the revenue.
(8) Special Charges, Net
As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve plans for reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $1.1 in 2025, $3.6 in 2024, and $0.8 in 2023. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.
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
We anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. No significant future charges are expected to be incurred under actions approved as of December 31, 2025.

Special charges for the years ended December 31, 2025, 2024, and 2023 are described in more detail below and in the applicable sections that follow:

	Years Ended December 31,
	2025	2024	2023
Employee termination costs	$0.5	$2.4	$0.8
Facility consolidation costs	—	0.3	—
Non-cash asset write-downs	0.6	0.9	—
Total	$1.1	$3.6	$0.8
2025 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$(0.2)	$—	$—	$(0.2)
Detection and Measurement reportable segment	0.6	—	0.6	1.2
Corporate	0.1	—	—	0.1
Total	$0.5	$—	$0.6	$1.1
HVAC – Special charges, net for 2025 related primarily to subsequent adjustments of severance costs associated with restructuring actions at one of the segment’s cooling businesses.
Detection & Measurement – Special charges, net for 2025 related primarily to recording severance costs associated with restructuring actions at the segment’s inspection and rehabilitation and aids to navigation businesses. These actions resulted in the termination of 26 employees. The charge within our inspection and rehabilitation businesses includes asset impairment charges as a result of a decision to exit a minor product line within our ULC business.
Corporate – Special charges, net for 2025 related primarily to severance costs associated with a restructuring action.
2024 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$1.2	$—	$0.7	$1.9
Detection and Measurement reportable segment	1.2	0.3	0.2	1.7
Corporate	—	—	—	—
Total	$2.4	$0.3	$0.9	$3.6

HVAC – Special charges, net for 2024 related primarily to recording severance costs associated with restructuring actions at three of the segment’s cooling businesses and one of the segment’s electrical heating businesses. These actions resulted in the termination of 34 employees. In addition, the actions resulted in asset impairment charges associated with the relocation of certain operations within one of the segment’s electrical heating businesses.
Detection & Measurement – Special charges, net for 2024 related primarily to recording severance costs associated with restructuring actions at the segment’s location and inspection and aids to navigation businesses. These actions resulted in the termination of 9 employees. In addition, the actions resulted in operating lease termination costs and asset impairment charges associated with relocation of certain operations within one of the segment’s location and inspection businesses.

2023 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.1	$—	$—	$0.1
Detection and Measurement reportable segment	0.7	—	—	0.7
Corporate	—	—	—	—
Total	$0.8	$—	$—	$0.8

HVAC – Special charges, net for 2023 related to severance costs associated with a restructuring action at one of the segment’s cooling businesses. This action resulted in the termination of 1 employee.
Detection & Measurement – Special charges, net for 2023 related to severance costs associated with a restructuring action at one of the segment’s location and inspection businesses. This action resulted in the termination of 14 employees.
The following is an analysis of our restructuring liabilities for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Balance at beginning of year	$1.8	$0.7	$—
Special charges (1)	0.5	2.7	0.8
Utilization — cash	(1.8)	(1.6)	(0.1)
Balance at the end of year	$0.5	$1.8	$0.7
___________________________________________________________________

(1)The year ended December 31, 2025, 2024, and 2023 excluded $0.6, $0.9, $0.0, respectively, of non-cash charges that impacted special charges but not the restructuring liabilities.
(9) Inventories, Net
Inventories are accounted for under the first-in, first-out method and are comprised of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
Finished goods	$56.0	$68.5
Work in process	33.9	32.3
Raw materials and purchased parts	212.3	170.2
Total inventories	$302.2	$271.0
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(10) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, for the year ended December 31, 2025, were as follows:

	December 31, 2024	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	December 31, 2025
HVAC reportable segment
Gross goodwill	$907.3	$81.6	$—	$24.8	$1,013.7
Accumulated impairments	(326.6)	—	—	(10.3)	(336.9)
Goodwill	580.7	81.6	—	14.5	676.8
Detection and Measurement reportable segment
Gross goodwill	426.6	104.4	—	11.4	542.4
Accumulated impairments	(172.8)	—	—	(3.0)	(175.8)
Goodwill	253.8	104.4	—	8.4	366.6
Total
Gross goodwill	1,333.9	186.0	—	36.2	1,556.1
Accumulated impairments	(499.4)	—	—	(13.3)	(512.7)
Goodwill	$834.5	$186.0	$—	$22.9	$1,043.4
___________________________________________________________________
(1) Reflects goodwill acquired with the KTS and Sigma & Omega acquisitions of $104.4 and $76.1, respectively, and an immaterial acquisition within the HVAC reportable segment. As indicated in Note 4, the acquired assets, including goodwill, and liabilities assumed in the Sigma & Omega acquisition have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

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

Identifiable intangible assets were as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:(1)
Customer relationships and contracts	$557.8	$(150.2)	$407.6	$421.1	$(103.3)	$317.8
Technology	274.3	(64.0)	210.3	181.7	(41.3)	140.4
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	101.0	(72.1)	28.9	71.0	(45.7)	25.3
	937.6	(290.8)	646.8	678.3	(194.8)	483.5
Trademarks with indefinite lives(2)	221.4	—	221.4	219.5	—	219.5
Total	$1,159.0	$(290.8)	$868.2	$897.8	$(194.8)	$703.0
___________________________________________________________________

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
(2)During the fourth quarter of 2025, we recorded an impairment charge of $0.7 related to our ULC business' trademarks.
Amortization expense was $91.3, $64.5 and $43.9 for the years ended December 31, 2025, 2024, and 2023, respectively. Estimated amortization expense is approximately $73.0 for 2026 and $70.0 for each of the four years thereafter.
At December 31, 2025, the net carrying value of intangible assets with determinable lives consisted of $411.6 in the HVAC reportable segment and $235.2 in the Detection and Measurement reportable segment. Trademarks with indefinite lives consisted of $157.0 in the HVAC reportable segment and $64.4 in the Detection and Measurement reportable segment.
As indicated in Note 1, we review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill and indefinite-lived intangible assets for impairment on a more frequent basis if there are indications of potential impairment. In reviewing goodwill for impairment, we initially perform a qualitative analysis. If there is an indication of impairment, we then perform a quantitative analysis. Our quantitative analysis of trademarks is based on applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions (fair value based on unobservable inputs — Level 3, as defined in Note 17).

During the fourth quarter of 2025, we performed our analyses on the goodwill of our reporting units. The fair value of the assets related to the KTS and Sigma & Omega acquisitions approximate their carrying value. If KTS and Sigma & Omega are unable to achieve their current financial forecasts, or there is a change in assumptions used in KTS’s and Sigma & Omega’s analyses (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.), we may be required to record an impairment charge in a future period related to their goodwill. As of December 31, 2025, KTS’s and Sigma & Omega’s goodwill totaled $104.4 and $77.4, respectively.

During the fourth quarter of 2025, in connection with the annual impairment analyses of indefinite-lived intangible assets, we determined that the implied value of ASPEQ’s trademarks approximated their carrying value. If ASPEQ is unable to achieve its current revenue forecast, or there is a change in assumptions used in ASPEQ’s analysis (e.g., projected revenues, royalty rates, and discount rates, etc.), we may be required to record an impairment charge in a future period related to its trademarks. As of December 31, 2025, ASPEQ’s trademarks totaled $51.5.

Additionally, during the fourth quarter of 2025, we made the decision to exit a minor product line within our ULC business. As a result, we recorded an impairment of $0.7 to “Impairment of intangible assets” on the consolidated statement of operations related to the indefinite-lived trademark associated with ULC. If ULC is unable to achieve its current revenue forecast, or there is a change in assumptions used in ULC's analysis (e.g., projected revenues, royalty rates, and discount rates, etc.), we may be required to record an impairment charge in a future period related to its trademark. As of December 31, 2025, ULC's trademark totaled $4.7.

Given the uncertainties related to the financial forecasts of our reporting units, including as a result of changing economic, industry or market conditions that may be outside of our control, (i) it is reasonably possible that a change in estimate resulting in an impairment may occur and (ii) we are unable to estimate the possible loss that could result, but it may be material.

During 2024 and 2023, we recorded no impairment charges related to our goodwill or intangible assets.
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
During the fourth quarter of 2023, we initiated the wind-up of our Canadian defined benefit pension plans (collectively, the “Canadian Pension Plans”). The Company received regulatory approval for the wind-up which was completed during the first quarter of 2025. This transaction resulted in a settlement loss of $0.3 recorded in net periodic pension benefit expense during the year ended December 31, 2025. In addition, and in connection with this wind-up, we remeasured the assets and liabilities of the Canadian Pension Plans, which resulted in a loss of $0.5 recorded in net periodic pension benefit expense for the year ended December 31, 2025. Lastly, as a result of the wind-up, we have eliminated the third-party cost and internal resource requirements associated with administering these benefit plans.
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
Allowable investments under the plan agreements include fixed income securities, equity securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2025 or 2024.
Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2025 and 2024, along with the current targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2025	2024	2025
Fixed income common trust funds	63%	66%	66%
Commingled global fund allocation	5%	5%	5%
Global equity common trust funds	19%	19%	20%
U.S. Government securities	9%	8%	9%
Short-term investments and other (1)	4%	2%	—%
Total	100%	100%	100%
___________________________________________________________________

(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.
Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2025	2024	2025
Global equity common trust funds	7%	6%	8%
Fixed income common trust funds	57%	76%	80%
Commingled global fund allocation	19%	10%	12%
Short-term investments (1)	17%	8%	—%
Total	100%	100%	100%
___________________________________________________________________
(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

The fair values of pension plan assets at December 31, 2025, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$143.8	$—	$143.8	$—
U.S. Government securities	13.3	—	13.3	—
Equity securities:
Global equity common trust funds (1) (3)	34.6	—	34.6	—
Alternative investments:
Commingled global fund allocations (1) (4)	23.8	—	23.8	—
Other:
Short-term investments (5)	19.9	5.5	14.4	—
Other	0.9	—	—	0.9
Total	$236.3	$5.5	$229.9	$0.9

The fair values of pension plan assets at December 31, 2024, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$179.2	$—	$179.2	$—
U.S. Government securities	13.1	—	13.1	—
Equity securities:
Global equity common trust funds (1) (3)	35.2	—	35.2	—
Alternative investments:
Commingled global fund allocations (1) (4)	16.8	—	16.8	—
Other:
Short-term investments (5)	10.6	4.3	6.3	—
Other	0.9	—	—	0.9
Total	$255.8	$4.3	$250.6	$0.9
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
Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2025, we made contributions of $4.7 to our qualified domestic pension plans and made direct benefit payments of $5.2 to our non-qualified domestic pension plans. In 2026, we expect to make contributions of $7.2 to our qualified domestic pension plans and expect to make direct benefit payments of $4.9 to our non-qualified domestic pension plans.
In 2025, we made contributions of $1.1 to our foreign pension plans. In 2026, we expect to make contributions of $1.2 to our foreign pension plans.
Estimated Future Benefit Payments — Following is a summary, as of December 31, 2025, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2025 to measure our obligations.

Estimated future benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2026	$26.2	$4.6
2027	24.0	4.8
2028	21.9	4.8
2029	21.8	4.9
2030	20.6	5.7
Subsequent five years	82.3	29.3
Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Our non-funded pension plans account for $42.3 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2025	2024	2025	2024
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$226.1	$245.7	$99.5	$120.2
Service cost	—	—	—	—
Interest cost	11.9	12.1	4.5	5.6
Actuarial (gains) losses	8.2	(6.1)	(0.5)	(7.4)
Settlements	—	(0.2)	0.3	—
Benefits paid (1)	(25.9)	(25.4)	(33.3)	(15.6)
Foreign exchange and other	—	—	12.3	(3.3)
Projected benefit obligation — end of year	$220.3	$226.1	$82.8	$99.5
___________________________________________________________________
(1)Includes benefit payments made in connection with the wind-up of the Canadian Pension Plans of $28.4 during the year ended December 31, 2025.
The actuarial gains and losses for all pension plans in 2025 and 2024 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

	Domestic Pension Plans		Foreign Pension Plans
	2025	2024	2025	2024
Change in plan assets:
Fair value of plan assets — beginning of year	$152.5	$171.3	$103.3	$124.2
Actual return on plan assets	11.2	1.3	4.8	(2.4)
Contributions (employer and employee)	9.9	5.5	1.1	1.6
Settlements	—	(0.2)	—	—
Benefits paid (1)	(25.9)	(25.4)	(33.3)	(15.6)
Foreign exchange and other	—	—	12.7	(4.5)
Fair value of plan assets — end of year	$147.7	$152.5	$88.6	$103.3
Funded status at year-end	$(72.6)	$(73.6)	$5.8	$3.8
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$1.7	$1.7	$6.0	$3.9
Accrued expenses	(4.8)	(4.9)	—	—
Other long-term liabilities	(69.5)	(70.4)	(0.2)	(0.1)
Net amount recognized	$(72.6)	$(73.6)	$5.8	$3.8
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service costs	$—	$—	$1.0	$1.0

___________________________________________________________________
(1)Includes benefit payments made in connection with the wind-up of the Canadian Pension Plans of $28.4 during the year ended December 31, 2025.
The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2025 and 2024:

	Domestic Pension Plans		Foreign Pension Plans
	2025	2024	2025	2024
Projected benefit obligation	$216.0	$221.7	$0.1	$0.1
Accumulated benefit obligation	216.0	221.7	0.1	0.1
Fair value of plan assets	141.7	146.4	—	—
The accumulated benefit obligation for all domestic and foreign pension plans was $220.3 and $82.8, respectively, at December 31, 2025 and $226.1 and $99.5, respectively, at December 31, 2024.
Components of Net Periodic Pension Benefit (Income) Expense — Net periodic pension benefit (income) expense for our domestic and foreign pension plans included the following components:
Domestic Pension Plans

	Year ended December 31,
	2025	2024	2023
Service cost	$—	$—	$—
Interest cost	11.9	12.1	13.0
Expected return on plan assets	(8.1)	(8.8)	(8.8)
Recognized net actuarial losses (1)	5.2	1.4	5.6
Total net periodic pension benefit expense	$9.0	$4.7	$9.8
___________________________________________________________________
(1)Consists primarily of our reported actuarial losses, the difference between actual and expected returns on plan assets, and settlement losses.
Foreign Pension Plans

	Year ended December 31,
	2025	2024	2023
Service cost	$—	$—	$—
Interest cost	4.5	5.6	5.6
Expected return on plan assets	(3.8)	(5.1)	(6.4)
Settlement loss (1)	0.3	—	—
Recognized net actuarial (gains) losses (2)	(0.8)	1.1	5.5
Total net periodic pension benefit expense	$0.2	$1.6	$4.7
___________________________________________________________________
(1)Relates to the wind-up of the Canadian Pension Plans referred to previously.
(2)Consists primarily of our reported actuarial (gains) losses and the difference between actual and expected returns on plan assets (including amounts in the year ended December 31, 2025 related to the wind-up of the Canadian Pension Plans referred to previously).

Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2025	2024	2023
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	5.57%	5.18%	5.54%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	5.71%	5.47%	5.23%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.15%	5.57%	5.18%
Rate of increase in compensation levels	N/A	N/A	N/A
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	5.46%	4.83%	5.15%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	5.66%	5.20%	6.08%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.60%	5.46%	4.83%
Rate of increase in compensation levels	N/A	N/A	N/A
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
Postretirement Benefit Plans
Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay-as-you-go basis in the form of direct benefit payments or policy premium payments. In 2025, we made benefit payments of $3.2 to our postretirement benefit plans. Following is a summary, as of December 31, 2025, of the estimated future benefit payments for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments are estimated based on the same assumptions used at December 31, 2025 to measure our obligations.

Postretirement Payments
2026	$3.2
2027	2.9
2028	2.6
2029	2.3
2030	2.1
Subsequent five years	12.6

Obligations and Funded Status — The following tables show the postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Plans
	2025	2024
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation — beginning of year	$27.0	$29.7
Interest cost	1.1	1.2
Actuarial losses	1.1	0.1
Benefits paid	(3.2)	(4.0)
Projected postretirement benefit obligation — end of year	$26.0	$27.0
Funded status at year-end	$(26.0)	$(27.0)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(3.2)	$(3.3)
Other long-term liabilities	(22.8)	(23.7)
Net amount recognized	$(26.0)	$(27.0)
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(0.9)	$(4.1)
The actuarial losses for our postretirement benefit plans in 2025 and 2024 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans.
The net periodic postretirement benefit income included the following components:

	Year ended December 31,
	2025	2024	2023
Service cost	$—	$—	$—
Interest cost	1.1	1.2	1.4
Amortization of unrecognized prior service credits	(3.2)	(3.1)	(3.9)
Recognized net actuarial losses	1.1	0.1	0.2
Net periodic postretirement benefit income	$(1.0)	$(1.8)	$(2.3)

Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2025	2024	2023
Assumed health care cost trend rates:
Health care cost trend rate for next year	6.25%	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2031	2031
Discount rate used in determining net periodic postretirement benefit expense	5.48%	5.16%	5.50%
Discount rate used in determining year-end postretirement benefit obligation	4.95%	5.48%	5.16%
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
Under the DC Plan, we contributed 0.073, 0.084 and 0.127 shares of our common stock to employee accounts in 2025, 2024, and 2023, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $11.7 in 2025, $10.9 in 2024, and $9.8 in 2023, as compensation expense related to the matching contribution.
Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in SPX common stock, although SPX common stock is offered as an investment option under these plans.
We also maintain a Supplemental Retirement Savings Plan (“SRSP”), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees’ deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants’ deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $16.3 and $16.2 at December 31, 2025 and 2024, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within “Other assets,” with a corresponding amount in “Other long-term liabilities” for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2025, 2024, and 2023, we recorded compensation expense of $0.5, $0.4, and $0.2, respectively relating to our matching contributions to the SRSP.
(12)    Income Taxes
Income from continuing operations before income taxes and the (provision for)/benefit from income taxes consisted of the following:

	Year ended December 31,
	2025	2024	2023
Income from continuing operations:
United States	$205.1	$172.2	$118.0
Foreign	109.0	83.2	68.3
	$314.1	$255.4	$186.3
Provision for income taxes:
Current:
United States	$(16.9)	$(47.5)	$(51.1)
Foreign	(25.6)	(21.2)	(15.7)
Total current	(42.5)	(68.7)	(66.8)
Deferred and other:
United States	(32.0)	7.1	21.3
Foreign	5.9	8.0	3.9
Total deferred and other	(26.1)	15.1	25.2
Total provision	$(68.6)	$(53.6)	$(41.6)

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate after the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
	2025
	Amount	Percent
Tax at U.S. federal statutory rate	$66.0	21.0%
State and local income taxes (1)	8.1	2.6%
Foreign tax effects
U.K. patent box regime	(4.0)	(1.3)%
Other	2.4	0.8%
Effects of cross border tax laws	5.5	1.7%
Tax credits
R&D tax credits	(4.2)	(1.3)%
Nontaxable and nondeductible items
Share-based compensation	(7.5)	(2.4)%
Other	2.1	0.7%
Unrecognized tax benefits	0.9	0.3%
Other adjustments	(0.7)	(0.3)%
Tax expense	$68.6	21.8%
_________________________________________________________________
(1) The jurisdictions that contribute to the majority (greater than 50%) of the state and local tax expense include California, Florida, Maryland, New Jersey, Tennessee, and Wisconsin.
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate prior to the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
	2024	2023
Tax at U.S. federal statutory rate	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	3.6%	3.5%
U.S. credits and exemptions	(1.9)%	(2.1)%
Foreign earnings/losses taxed at different rates	1.4%	0.6%
Nondeductible expenses	1.2%	2.0%
Adjustments to uncertain tax positions	0.4%	(0.6)%
Changes in valuation allowance	(0.4)%	(1.0)%
Share-based compensation	(4.3)%	(1.0)%
Other	—%	(0.1)%
	21.0%	22.3%

The amounts of cash income taxes paid by the Company were as follows:

Year ended December 31,
2025
Federal	$26.8
State and local	6.6
Foreign
Canada	8.1
China	4.8
Other	11.0
Income taxes, net of amounts refunded	$57.3
Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
NOL and credit carryforwards	$90.9	$84.6
Pension, other postretirement and postemployment benefits	24.1	25.9
Payroll and compensation	18.8	18.0
Legal, environmental and self-insurance accruals	13.3	11.8
Working capital accruals	29.2	27.0
Research and experimental expenditures	3.8	35.9
Other	5.9	5.6
Total deferred tax assets	186.0	208.8
Valuation allowance	(86.7)	(77.0)
Net deferred tax assets	99.3	131.8
Deferred tax liabilities:
Intangible assets recorded in acquisitions	172.5	171.8
Basis difference in affiliates	30.9	15.9
Accelerated depreciation	32.4	30.0
Other	3.8	4.4
Total deferred tax liabilities	239.6	222.1
	$(140.3)	$(90.3)
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
At December 31, 2025, we had $10.5 of federal, $130.6 of state, and $240.7 of foreign tax loss carryforwards available. We also had federal, state, and foreign tax credit carryforwards of $11.6. Of these amounts, $1.2 expire in 2026 and $136.5 expire at various times between 2027 and 2043. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. Our valuation allowance increased by $9.7 in 2025 and increased by $1.8 in 2024. The 2025 increase was primarily driven by foreign currency fluctuations and the impact of the One Big Beautiful Bill Act (“the Act”) on our ability to utilize our foreign tax credit carryforwards in the future.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year-to-year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. We believe future domestic cash generation will be sufficient to meet future domestic cash needs. For this reason, we have not recorded a provision for U.S. or foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts may become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of our foreign subsidiaries in the event these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.
Unrecognized Tax Benefits
As of December 31, 2025, we had gross and net unrecognized tax benefits of $5.4 and $5.2, respectively. All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized. Similarly, at December 31, 2024 and 2023, we had gross unrecognized tax benefits of $3.7 (net unrecognized tax benefits of $3.1) and $2.2 (net unrecognized tax benefits of $2.2), respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision/benefit. As of December 31, 2025, gross interest totaled $1.9 (net accrued interest of $1.8), while the related amounts as of December 31, 2024 and 2023 were gross and net accrued interest of $1.4 and $1.3, respectively. Our income tax provision for the years ended December 31, 2025, 2024, and 2023 included gross interest income (expense) of $(0.3), $0.1, and $0.2, respectively, resulting from adjustments to our liability for uncertain tax positions. As of December 31, 2025, 2024, and 2023, we had no accrual for penalties included in our unrecognized tax benefits.
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year ended December 31,
	2025	2024	2023
Unrecognized tax benefit — opening balance	$3.7	$2.2	$4.5
Gross increases — tax positions in prior period	1.8	1.4	—
Gross decreases — tax positions in prior period	—	—	(1.1)
Gross increases — tax positions in current period	0.1	0.5	0.1
Settlements	—	—	(1.0)
Statute expirations	(0.2)	(0.4)	(0.3)
Change due to foreign currency exchange rates	—	—	—
Unrecognized tax benefit — ending balance	$5.4	$3.7	$2.2
Recent Tax Legislation
On July 4, 2025, the Act was signed into law in the United States and contains a broad range of tax provisions affecting businesses. The Act has several provisions which reduced our taxes paid in 2025 by approximately $15.0. We have included the impact of the Act in our consolidated balance sheet at December 31, 2025. The legislation did not have a material impact on our results of operations.

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have issued, or are in the process of issuing, legislation to implement these rules. We are within the scope of the Pillar Two model rules and continue to assess the impact thereof. As of December 31, 2025 and 2024, we had $2.0 and $1.8, respectively, accrued related to these taxes.
Other Tax Matters
During 2025, our income tax provision was impacted most significantly by (i) $9.3 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period and (ii) $1.4 of tax benefits resulting from increased federal tax credits and incentives.

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
An unfavorable resolution of one or more of the above matters could have a material adverse effect on our results of operations or cash flows in the period in which an adjustment is recorded or the tax is due or paid. As audits and examinations are still in process, the timing of the ultimate resolution, and any payments that may be required, for the above matters cannot be determined at this time.
(13) Indebtedness
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2025:

	December 31, 2024	Borrowings	Repayments	Other (5)	December 31, 2025
Revolving loans(1)	$80.0	$478.0	$(558.0)	$—	$—
Term loans (2)	523.4	500.0	(524.6)	0.3	499.1
Trade receivables financing arrangement (3)	9.0	280.0	(289.0)	—	—
Other indebtedness (4)	2.3	0.6	(0.5)	0.1	2.5
Total debt	614.7	$1,258.6	$(1,372.1)	$0.4	501.6
Less: short-term debt	10.1				1.4
Less: current maturities of long-term debt	27.6				3.5
Total long-term debt	$577.0				$496.7
_____________________________________________________________

(1)As noted below, we amended our senior credit agreement on September 9, 2025. The amendment extends the revolving credit facility through September 9, 2030. The revolving credit facilities are primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and were utilized as a funding mechanism for the KTS and Sigma & Omega acquisitions. In connection with the consummation of the underwritten public offering (refer to Note 16 for additional details), amounts then owing under our revolving credit facilities were fully repaid.

(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $500.0, beginning in December 2026 and in the first three quarters of 2027, and 1.25% during the fourth quarter of 2027, all quarters of 2028 and 2029, and the first two quarters of 2030. The remaining balances are payable in full on September 9, 2030. Balances are net of unamortized debt issuance costs of $0.9 and $1.2 at December 31, 2025 and 2024, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At December 31, 2025, we had $100.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $0.0.
(4)Primarily includes balances under a purchase card program of $1.4 and $1.1 and finance lease obligations of $1.1 and $1.2 at December 31, 2025 and December 31, 2024, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the capitalization and amortization of debt issuance costs associated with the term loans.
Maturities of long-term debt payable (excluding finance lease obligations) during each of the five years subsequent to December 31, 2025 are $3.1, $15.6, $25.0, $25.0, and $431.3, respectively.
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

SPX Enterprises, LLC, a direct wholly owned subsidiary of SPX Technologies, Inc., is the borrower under each of the above facilities, and may designate certain foreign subsidiaries to be borrowers under the revolving credit facility and the foreign credit instrument facility. There are no foreign subsidiary borrowers as of the Third Amendment Effective Date. All borrowings and other extensions of credit under the Amended Credit Agreement are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of the initial borrowings were used to repay indebtedness then outstanding under the Existing Credit Agreement.

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

The applicable per annum fees and interest rate margins are as follows:

Consolidated Leverage Ratio	Revolving Commitment Fee	Financial Letter of Credit Fee	Foreign Credit Instrument ("FCI") Commitment Fee	FCI Fee and Non-Financial Letter of Credit Fee	Term SOFR Loans/Alternative Currency Loans	ABR Loans
Less than 0.75 to 1.0	0.200%	1.250%	0.200%	0.750%	1.250%	0.250%
Greater than or equal to 0.75 to 1.0 but less than 2.00 to 1.0	0.225%	1.375%	0.225%	0.800%	1.375%	0.375%
Greater than or equal to 2.00 to 1.0 but less than 3.00 to 1.0	0.250%	1.500%	0.250%	0.875%	1.500%	0.500%
Greater than or equal to 3.00 to 1.0	0.275%	1.750%	0.275%	1.000%	1.750%	0.750%

The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 5.1% at December 31, 2025.
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
At December 31, 2025, we had $1,489.5 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facilities of $0.0 and $10.5 reserved for outstanding letters of credit. In addition, at December 31, 2025, we had $17.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $7.2 reserved for outstanding letters of credit.
At December 31, 2025, we were in compliance with all covenants of our Amended Credit Agreement.
During 2025, we capitalized $4.2 of debt issuance costs associated with the entry into the Third Amendment and recorded charges of $1.5 to “Loss on amendment/refinancing of senior credit agreement” related to the write-off of a portion of previously unamortized deferred financing costs totaling $1.0 and transaction costs of $0.5.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2025 and 2024, the participating businesses had $1.4 and $1.1, respectively, outstanding under this arrangement.
During the second quarter of 2025, we renewed our trade receivables financing agreement for 12 months, whereby we can borrow, on a continuous basis, up to $100.0. Availability of funds may fluctuate over time given, among other things, changes in eligible receivable balances, but will not exceed the $100.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.
In addition, we maintain an uncommitted line of credit facility in China which is available to fund operations in this region, when necessary, at the discretion of the lender. At December 31, 2025, the aggregate amount of borrowing capacity under this facility was $10.0, with no borrowings outstanding.
Company-owned Life Insurance
The Company has investments in COLI policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other income (expense), net” within our consolidated statements of operations. The Company has the ability to borrow against a portion of its investments in the COLI policies as an additional source of liquidity. During 2024, the Company borrowed $41.2 against the cash surrender value of these COLI policies. During 2025, the Company repaid the then-outstanding borrowings totaling $37.4, inclusive of accrued interest. The amounts borrowed totaled $0.0 and $39.0 at December 31, 2025 and 2024, respectively, and incurred interest at a rate of 5.3%. At December 31, 2025, the Company had capacity to borrow approximately $34.0 against the policies. The cash surrender value of our investments in COLI assets, net of any aforementioned borrowings, was $60.3 and $36.2 at December 31, 2025 and 2024, respectively, recorded in “Other assets” on the consolidated balance sheets. See Note 1 for additional details of the COLI policies.

(14) Derivative Financial Instruments and Concentrations of Credit Risk
Interest Rate Swaps
In 2020, we entered into interest swap agreements (“Initial Swaps”) that covered the period through November 2024, and effectively converted borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. In September 2024, commensurate with an amendment to our senior credit agreement, we entered into additional interest rate swap agreements (“Additional Swaps”). During 2025, commensurate with the Third Amendment, we settled the Additional Swaps which resulted in a gain recorded to “Other income (expense), net” and cash received of $0.4. Prior to the settlement, the Additional Swaps covered the period from December 2024 to June 2026 and effectively converted a portion of the borrowings under our senior credit facilities to a fixed rate of 3.58%, plus the applicable margin. We had designated, and accounted for, our Additional Swaps (and, prior to their maturity, accounted for the Initial Swaps) as cash flow hedges.

As of December 31, 2025 and 2024, the unrealized gain, net of tax, recorded in AOCI was $0.0 and $2.6, respectively. In addition, as of December 31, 2025 and 2024, the fair value of our interest rate swap agreements was $0.0 and $3.4 (with $2.7 recorded as a current asset and $0.7 as a non-current asset), respectively. Changes in fair value of our Swaps are reclassified into earnings, as a component of interest expense, when the forecasted transaction impacts earnings.
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
From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies which manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”). Certain of our FX forward contracts are designated as cash flow hedges. Changes in these derivatives’ fair value are included in AOCI and are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable of occuring, the cumulative change in the derivatives’ fair value is recorded into earnings in the period in which the transaction is no longer considered probable of occurring.
We had FX forward contracts with an aggregate notional amount of $19.3 and $22.9 outstanding as of December 31, 2025 and 2024, respectively, with all of the $19.3 scheduled to mature within one year. There were no unrealized gains/losses recorded in AOCI related to FX forward contracts designated as cash flow hedges as of December 31, 2025 and 2024. The fair value of our FX forward contracts was less than $0.1 at December 31, 2025 and 2024.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, cash surrender values of COLI policies, interest rate swaps, and FX forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
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
Our recorded liabilities related to these matters, primarily associated with environmental remediation matters, totaled $43.7 and $39.9 at December 31, 2025 and 2024, respectively. Of these amounts, $36.4 and $32.0 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2025 and 2024, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

Claim for Contingent Consideration Related to ULC Acquisition

In connection with our acquisition of ULC in September 2020, the seller of ULC was eligible for additional cash consideration of up to $45.0 under an earn-out provision. During the third quarter of 2021, we concluded that none of the milestones for the payment of any of the contingent consideration were achieved.

On May 20, 2024, we entered into a settlement agreement with the seller of ULC to resolve a lawsuit that commenced in August 2022 seeking contingent consideration of $15.0, prejudgment interest on that amount, and attorney's fees. The settlement agreement required a payment by us to the seller of ULC of $8.4, which was paid during the second quarter of 2024, with a corresponding charge recorded within “Other operating expense” within the consolidated statement of operations for the year ended December 31, 2024. We expect this payment to be tax deductible in future periods.

Resolution of Dispute with Former Representative

On January 18, 2024, a jury ruled that one of our businesses within the Detection and Measurement reportable segment had breached its contract and implied duties of good faith and fair dealing in connection with an agreement entered into with a former representative. On January 26, 2024, we negotiated a settlement requiring a payment to the former representative of $9.0 to resolve all claims related to the matter. This amount was recorded to “Other operating expense” within the consolidated statement of operations for the year ended December 31, 2023 and paid during the first quarter of 2024.
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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 16 sites, that we own or control, as of December 31, 2025 and 2024.
Our environmental accruals relate predominantly to legacy sites that the Company no longer operates as part of its ongoing business and we record adjustments for these sites to “Other income (expense), net” in our consolidated statements of operations. These environmental accruals cover anticipated costs, including investigation, remediation, and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, changes in our allocation of shared remediation costs, or alteration to the expected remediation plans. It is our policy to revise an estimate once it becomes probable and the amount of change can be reasonably estimated. We generally do not discount our environmental accruals and do not reduce them by anticipated insurance, litigation or other recoveries. We take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.
In the case of contamination at offsite, third-party disposal sites, as of December 31, 2025 and 2024, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled, and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
In our opinion, after considering accruals established for such purposes of $32.4 and $27.4 at December 31, 2025 and 2024, respectively, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows. That said, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
Executive Agreements
The Board of Directors has approved an employment agreement for our President and Chief Executive Officer. This agreement had an initial term through December 31, 2017 and, thereafter, rolling terms of one year, and specifies the executive’s current compensation, benefits and perquisites, severance entitlements, and other employment rights and responsibilities. The Compensation Committee of the Board of Directors has approved severance benefit agreements for our other executive officers. These agreements cover each executive’s entitlements in the event that the executive’s employment is terminated for other than cause, death or disability, or the executive resigns with good reason. The Compensation Committee of the Board of Directors has also approved change of control agreements for each of our executive officers, which cover each executive’s entitlements following a change of control.
(16) Stockholders’ Equity and Long-Term Incentive Compensation
Income Per Share
The following table sets forth the computations of the components used for the calculation of basic and diluted income per share:

	Year ended December 31,
	2025	2024	2023
Numerator:
Income from continuing operations	$245.5	$201.8	$144.7
Loss from discontinued operations, net of tax	$(1.5)	$(1.3)	$(54.8)
Denominator:
Weighted-average number of common shares used in basic income per share	47.830	46.187	45.545
Dilutive securities — Employee stock options, performance stock units and restricted stock units	0.681	0.891	1.067
Weighted-average number of common shares and dilutive securities used in diluted income per share	48.511	47.078	46.612
For the years ended December 31, 2025, 2024, and 2023, 0.108, 0.119, and 0.179, respectively, of unvested restricted stock units and performance stock units were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years. For the years ended December 31, 2025, 2024, and 2023, 0.234, 0.280, and 0.512, respectively, of outstanding stock options were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years.
Common Stock and Treasury Stock
On May 13, 2025, May 14, 2024, and May 9, 2023, our Board of Directors re-authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our senior credit agreement. No share repurchases were executed pursuant to this and past authorizations during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, the maximum approximate amount of our common stock that may be purchased under this authorization is $100.0.

At December 31, 2025, we had 200.0 authorized shares of common stock (par value $0.01). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2022	53.351	(8.059)	45.292
Restricted stock units and performance stock units	—	0.115	0.115
Other	0.268	—	0.268
Balance at December 31, 2023	53.619	(7.944)	45.675
Restricted stock units and performance stock units	—	0.116	0.116
Other	0.577	—	0.577
Balance at December 31, 2024	54.196	(7.828)	46.368
Restricted stock units and performance stock units	—	0.125	0.125
Other	3.374	—	3.374
Balance at December 31, 2025	57.570	(7.703)	49.867
Long-Term Incentive Compensation
On May 9, 2019, our stockholders approved our 2019 Stock Compensation Plan (the “2019 Plan”) which replaced our 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012 and 2015 (the “Prior Plan”). As a result of the approval of the 2019 Plan, no further awards were permitted to be made under the Prior Plan. Up to 3.330 shares of our common stock were available for grant at December 31, 2025 under the 2019 Plan. The 2019 Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of time-based restricted stock units (“RSU’s”) and performance stock units (“PSU’s”). Each RSU and PSU granted reduces availability by two and four shares, respectively. Similar awards were permitted to be granted under the Prior Plan before the approval of the 2019 Plan.
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
We grant RSU’s to non-employee directors under the 2019 Plan. The 2025, 2024 and 2023 grants to non-employee directors generally vest over a 1 year-period, with the 2025 grants of 0.007 RSU’s scheduled to vest in their entirety immediately prior to the annual meeting of stockholders in May 2026.
Stock options may be granted to key employees in the form of incentive stock options or non-qualified stock options. The option price per share may be no less than the fair market value of our common stock at the close of business the day prior to the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations. Stock options generally vest, subject to continued employment, in equal annual increments over the three-year period subsequent to the date of grant.
The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to PSU’s, RSU’s and stock options totaled $16.7, $15.0 and $13.4 for the years ended December 31, 2025, 2024, and 2023, respectively, with the related tax benefit being $2.9, $2.6 and $2.3 for the years ended December 31, 2025, 2024, and 2023, respectively.

We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock awards that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU. We issued PSU’s to eligible participants on March 3, 2025, February 28, 2024, and March 1, 2023. We used the following assumptions in determining the fair value of these awards:

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
The following table summarizes the PSU and RSU activity from December 31, 2022 through December 31, 2025:

	Unvested PSU’s and RSU’s	Weighted-Average Grant-Date Fair Value Per Share
December 31, 2022	0.530	$51.38
Granted	0.175	72.35
Vested	(0.190)	51.38
Forfeited	(0.005)	59.92
December 31, 2023	0.510	58.53
Granted	0.152	124.82
Vested	(0.200)	61.04
Forfeited	(0.016)	126.01
December 31, 2024	0.446	79.22
Granted	0.139	122.69
Vested	(0.216)	60.69
Forfeited	(0.014)	131.48
December 31, 2025	0.355	$105.45
As of December 31, 2025, there was $12.8 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 1.8 years.

Stock Options
On March 3, 2025, February 28, 2024, and March 1, 2023, we granted stock options totaling 0.044, 0.052, and 0.074, respectively. The exercise price per share of these options is $138.60, $116.40, and $71.93, respectively, and the maximum contractual term of these options is ten years.
The fair value of each stock option granted on March 3, 2025, February 28, 2024, and March 1, 2023, was $61.23, $50.84, and $31.20, respectively. The fair value of each option grant was estimated using a Black-Scholes option-pricing model with the following assumptions:

	March 3, 2025	February 28, 2024	March 1, 2023
Annual expected stock price volatility	38.75%	37.43%	37.15%
Annual expected dividend yield	—%	—%	—%
Risk-free interest rate	3.98%	4.23%	4.18%
Expected life of stock option (in years)	6.0	6.0	6.0
Annual expected stock price volatility for the March 3, 2025, February 28, 2024, and March 1, 2023 grants were based on a weighted-average of SPX’s stock volatility of the most recent six-year historical volatility of a peer company group. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.
The following table shows stock option activity from December 31, 2022 through December 31, 2025.

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2022	1.286	$27.82
Exercised	(0.141)	26.47
Forfeited	—	—
Granted	0.076	71.71
Options outstanding at December 31, 2023	1.221	30.70
Exercised	(0.494)	20.67
Forfeited	(0.002)	71.93
Granted	0.062	120.47
Options outstanding at December 31, 2024	0.787	43.92
Exercised	(0.242)	21.48
Forfeited	(0.009)	136.10
Granted	0.044	138.60
Options outstanding at December 31, 2025	0.580	$59.04

As of December 31, 2025, 0.478 of the above stock options were exercisable and there was $1.6 of unrecognized compensation cost related to the outstanding stock options. We expect this cost to be recognized over a weighted-average period of 1.9 years.

Registered Public Offering

On August 12, 2025, the Company entered into an underwriting agreement, pursuant to which the Company agreed to issue and sell in a registered public offering 3.059 shares (the “Shares”) of the Company's common stock (the “Common Stock”), at a purchase price of $188.0 per share of common stock (the “Offering”).

The gross proceeds to the Company from the Offering, before deducting underwriting discounts, commissions and offering expenses payable by the Company, were approximately $575.0. After deducting underwriting discounts, commissions, and offering expenses payable by the Company of $23.9, net proceeds recorded during the year ended December 31, 2025 were $551.1.

Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2025 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at December 31, 2024	$218.9	$2.6	$2.1	$223.6
Other comprehensive income (loss) before reclassifications	41.7	(0.3)	—	41.4
Amounts reclassified from accumulated other comprehensive income	—	(2.3)	(2.2)	(4.5)
Current-period other comprehensive income (loss)	41.7	(2.6)	(2.2)	36.9
Balance at December 31, 2025	$260.6	$—	$(0.1)	$260.5
__________________________________________________________________
(1) Net of tax provision of $0.0 and $0.7 as of December 31, 2025 and 2024, respectively.
(2) Net of tax provision of $0.0 and $1.0 as of December 31, 2025 and 2024, respectively. The balances as of December 31, 2025 and 2024 include unamortized prior service credits.
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

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the years ended December 31, 2025 and 2024:

	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations
	Year ended December 31,
	2025	2024
Gains on qualifying cash flow hedges:
Swaps	$(3.0)	$(8.7)	Interest expense
Pre-tax	(3.0)	(8.7)
Income taxes	0.7	2.3
	$(2.3)	$(6.4)
Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(3.2)	$(3.1)	Other income (expense), net
Income taxes	1.0	0.8
	$(2.2)	$(2.3)
Common Stock in Treasury
During the years ended December 31, 2025, 2024, and 2023, “Common stock in treasury” was decreased by the settlement of restricted stock units, net of recipient tax withholdings, issued from treasury stock of $7.4, $6.9 and $6.6, respectively.
Preferred Stock
None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2025, 2024, or 2023.

(17) Fair Value and Other Investments
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

The following table presents our fair value hierarchy of our financial assets measured at fair value on a recurring basis as of December 31, 2025 and 2024:

December 31, 2025
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
As of December 31, 2025, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the value of an equity security in Filtran Group Equity, LLC (“Filtran”) that we hold utilizing a practical expedient under existing guidance, with such estimated value based on our ownership percentage applied to the net asset value as provided quarterly (on a one quarter lag) by the investee. The value is updated annually, during the first quarter, based on the investee’s most recent audited financial statements.

During the years ended December 31, 2025, 2024, and 2023, we recorded gains (losses) of $23.0, $(4.2) and $3.6, respectively, to “Other income (expense), net” related to changes in the estimated value of such equity security.

On November 10, 2025, Parker-Hannifin Corporation (“Parker”) entered into an agreement to acquire the majority of the underlying businesses held by an investee of Filtran through a planned merger, while Donaldson Company, Inc. entered into an agreement to acquire the remaining business on February 2, 2026. As a result of the updated net asset value provided by the investee considering the above transactions, we recorded a gain of $18.5 in the fourth quarter of 2025 (in addition to a gain of $4.5 recorded in the first quarter of 2025 using the investee's most recent audited financial statements). The acquisition agreements contain customary termination rights, require various regulatory approvals, as well as in the case of the Parker transaction, the right of either Parker or Filtran to terminate if the completion of the merger shall not have occurred prior to February 10, 2027, which date may be extended upon the satisfaction of certain conditions. We maintain no control over, or involvement in, the sale process, which may not come to fruition.

As of December 31, 2025 and 2024, the equity security had an estimated value of $58.2 and $35.2, respectively, recorded in “Other assets” on the consolidated balance sheets. We are restricted from transferring this investment without approval of the manager of the investee.

The following table provides a reconciliation of activity for the equity security for the year ended December 31, 2025:

Balance at beginning of period	$35.2
Change in value of equity security	23.0
Balance at end of period	$58.2
Indebtedness — The estimated value of our debt instruments as of December 31, 2025 and 2024 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 13 for further details.
(18) Subsequent Events
On January 20, 2026, we completed the acquisition of Thermolec Ltd. (“Thermolec”) which specializes in custom electric duct heating and related solutions. We purchased Thermolec for net cash consideration of approximately $141.5. The acquisition was funded through cash on hand. The post-acquisition results of Thermolec will be reflected within our HVAC reportable segment.

On February 6, 2026, we completed the acquisition of Crawford United Corporation (“Crawford”) which specializes in highly engineered air handling and industrial products. We purchased Crawford for net cash consideration of approximately $300.0. The acquisition was funded through cash on hand and borrowings on our revolving credit facilities under our Amended Credit Agreement. The post-acquisition results of Crawford's commercial air handling equipment businesses will be reflected within our HVAC reportable segment. Crawford's industrial and transportation products businesses, which includes businesses serving aerospace, defense, transportation, and marine markets, are non-core to our long-term strategy. These non-core businesses will be recorded as assets held for sale, with their results reported as discontinued operations while we identify suitable buyer(s) and execute our plan to sell these businesses within twelve months.

Due to the size, complexity and timing of the close of the acquisitions, the acquisition accounting for both business combinations is incomplete at the time of this filing. As a result, we are unable to provide the amounts recognized as of the acquisition dates for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. We expect to allocate a portion of the purchase price to identifiable intangible assets such as developed technology, customer relationships, trademarks, and backlog. In addition, we are unable to provide pro forma revenues and earnings of the combined entity. All required disclosures will be included in our Quarterly Report on Form 10-Q for the fiscal first quarter ending March 28, 2026.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2025.

Management excluded from its assessment of internal control over financial reporting as of December 31, 2025, the internal control over financial reporting of KTS, which was acquired on January 27, 2025 and Sigma & Omega, which was acquired on April 15, 2025. This exclusion is consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. The total assets (excluding goodwill and intangible assets, which are included within the scope of our assessment) and revenues of KTS and Sigma & Omega represented 3.2% and 6.1% of our consolidated total assets and revenues, respectively, as of and for the year ended December 31, 2025. See a discussion of these acquisitions in Notes 1 and 4 to our consolidated financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(d)) during the quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SPX Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Kranze Technology Solutions, Inc. (“KTS”) and Sigma Heating and Cooling and Omega Heat Pump (“Sigma & Omega”), which were acquired on January 27, 2025, and April 15, 2025, respectively and whose aggregate total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) and aggregate revenues constitute approximately 3.2% and 6.1%, respectively, of the related amounts in the Company’s consolidated financial statements as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at KTS and Sigma & Omega.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2026

ITEM 9B. Other Information
No director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2025.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

P A R T    I I I
ITEM 10. Directors, Executive Officers and Corporate Governance
a)Directors of the company.
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)Executive Officers of the company.
Eugene J. Lowe, III, 57, President and Chief Executive Officer and a member of the Board of Directors since September 2015. Mr. Lowe joined SPX in 2008, was appointed an officer of the company in December 2014, and previously served as President, Thermal Equipment and Services from February 2013 to September 2015, President, Global Evaporative Cooling from March 2010 to February 2013, and Vice President of Global Business Development and Marketing, Thermal Equipment and Services from June 2008 to March 2010. Prior to joining SPX, Mr. Lowe held positions with Milliken & Company, Lazard Technology Partners, Bain & Company, and Andersen Consulting. Mr. Lowe is currently a director of Federal Signal Corporation.

Mark A. Carano, 56, Vice President, Chief Financial Officer and Treasurer since January 2023. Mr. Carano joined SPX from Insteel Industries Inc., where he served as Senior Vice President and Chief Financial Officer for two years. Mr. Carano was the Chief Financial Officer for Big River Steel from 2019 to 2020. Before joining Big River Steel in 2019, Mr. Carano spent six years with Babcock & Wilcox Enterprises, Inc., where he served most recently as Senior Vice President, Finance & Controller, for the Industrial Segment. His career with Babcock & Wilcox included roles as Senior Vice President, Corporate Development, Strategy and Corporate Treasurer. Before joining the industrial sector, Mr. Carano held executive roles within financial services providers including Bank of America, Deutsche Bank and First Union Securities. He began his career with FMI, a consulting and trade organization.

Jennifer Carpenter, 45, became Vice President and Chief Human Resources Officer in 2024. Prior to joining SPX, she had a 21-year career at Honeywell International Inc., a diversified technology and manufacturing company, serving as Vice President, Human Resources for Digital IT at that company from May 2021 to September 2024. Prior to this role, she was the HR leader for the global Honeywell Intelligrated business from November 2018 to May 2021 and played a major role in integrating and growing the $3 billion + acquisition with 6,000+ employees. Prior to that, she spent over a decade supporting various businesses in the Honeywell Aerospace and Safety Productivity Solutions groups in multiple HR roles of increasing responsibility. Ms. Carpenter earned her Master of Arts in Organizational Management from Spring Arbor University and a Bachelor of Science in Business Administration & Human Resources from Central Michigan University.

J. Randall Data, 60, became President, Global Operations and Data Center Solutions in November 2024. Prior to this role, Mr. Data served as President, Heating and Global Operations since August 2015 and was appointed an officer of the company in September 2015. Prior to joining SPX, Mr. Data spent over 27 years with The Babcock & Wilcox Company. Most recently, he was President and Chief Operating Officer of Babcock & Wilcox Power Generation Group, Inc., a subsidiary of The Babcock & Wilcox Company, from April 2012 to July 2015. While at The Babcock & Wilcox Company, Mr. Data held numerous leadership positions in the global operations of the steam generating and environmental equipment businesses. On February 2, 2026, Mr. Data informed the Company of his decision to retire effective as of March 20, 2026.

Sean McClenaghan, 60, became President of the HVAC Segment in early 2024. Prior to this role, Mr. McClenaghan served as President, Global Cooling since September 2022. Mr. McClenaghan joined SPX from Reliance Worldwide Corporation (“RWC”) where he served as Chief Executive Officer for the Americas business for 8 years. Before joining RWC in 2014, Mr. McClenaghan spent over fifteen years in various strategic consulting and business development roles with McKinsey & Company, CHB Capital Partners, and Egon Zehnder. He began his career with DuPont holding positions ranging from Process Control Design Engineer to Plant Manager to Global Business Manager. He received an MBA from Harvard University and a Bachelor of Chemical Engineering from The Georgia Institute of Technology. Mr. McClenaghan is a member of the Board of Directors for Sto Corp.

John W. Swann, III, 55, became President of the Detection & Measurement Segment in late 2022. Prior to this role, he served as President, Weil-McLain and Marley Engineered Products since August 2013, President, Radiodetection since September 2015 and President, Heating and Location & Inspection since 2018. Mr. Swann joined SPX in 2004, was appointed an officer of the company in September 2015, and previously served as President, Hydraulic Technologies from January 2011 to August 2013, Vice President of New Venture Development from February 2010 to January 2011, and Director of Business Development from August 2004 to February 2010. Prior to joining SPX, Mr. Swann held positions with PricewaterhouseCoopers and Andersen Business Consulting.

Daniel J. Whitman, 56, became Vice President, General Counsel and Secretary in January 2026. Mr. Whitman joined SPX following a 20-year career with Parker-Hannifin Corporation, including the last 14 years as Vice President, Law, Deputy General Counsel and Assistant Secretary. Prior to joining Parker-Hannifin, he was a partner with the Cleveland law firm of Tarolli Sundheim Covell & Tummino. Before attending law school, Mr. Whitman served in various engineering roles at Ingersoll-Rand and Air Technologies. Mr. Whitman earned his Juris Doctor from the University of Akron School of Law and his bachelor’s degree in mechanical engineering from Purdue University.
c)Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the heading “Section 16(a) Reports” and is incorporated herein by reference.
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
e)Information regarding our Audit Committee and Governance and Sustainability Committee is set forth in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.
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

ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the headings “Executive Compensation” (other than the information appearing under the heading “Pay Versus Performance”) and “Director Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February, 2026.

SPX TECHNOLOGIES, INC. (Registrant)
By	/s/ MARK A. CARANO
Mark A. Carano Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of February, 2026.

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

2.5	—
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

3.2	—	By-laws of SPX Technologies, Inc., Amended and Restated on May 14, 2024, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 14, 2024 (File no. 1-6948).
4.1	—	Description of Capital Stock, incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2024 (File no. 1-6948).
10.1	—
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

10.6	—
Third Amendment to Amended and Restated Credit Agreement and Amendment to Amended and Restated Guarantee and Collateral Agreement dated as of September 9, 2025 among SPX Enterprises, LLC, as the U.S. Borrower, SPX Technologies, Inc., the other Guarantors party thereto, Bank of America, N.A., as the Administrative Agent, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2025 (File no. 1-6948).

†10.7	—
Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on September 28, 2015 (File no. 1-6948).

*†10.8	—
SPX 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference to Appendix E of the definitive proxy statement of SPX Corporation for its 2006 Annual Meeting of Stockholders, filed April 3, 2006 (File no. 1-6948).

*†10.09	—
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

*†10.11	—
SPX 2019 Stock Compensation Plan, incorporated by reference to Appendix A of the definitive proxy statement of SPX Corporation for its 2019 Annual Meeting of Stockholders, filed March 28, 2019 (File no. 1-6948).

*10.12	—
Form of Stock Option Agreement (Pre-August 2022) under the SPX 2019 Stock Compensation Plan, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on May 10, 2019 (File no. 1-6948)

*10.13	—
Form of Time-based Restricted Stock Unit Award Agreement under the SPX 2019 Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.14	—
Form of Cash-Settled Performance Unit Award Agreement under the SPX 2019 Stock Compensation Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.15	—
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

*†10.19	—
SPX 2002 Stock Compensation Plan (As Amended and Restated Effective May 8, 2015), incorporated by reference to Appendix A of the definitive proxy statement of SPX Corporation for its 2015 Annual Meeting of Stockholders, filed March 26, 2015 (File no. 1-6948).

*†10.20	—
Amendment of the SPX 2002 Stock Compensation Plan (As Amended and Restated Effective May 8, 2015), effective as of February 21, 2017, incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2016 (File no. 1-6948).

*†10.21	—
SPX Executive Annual Bonus Plan, incorporated by reference to Appendix A of the definitive proxy statement of SPX Corporation for its 2016 Annual Meeting of Stockholders, filed April 12, 2016 (File no. 1-6948).

*†10.22	—
SPX Executive Long-Term Disability Plan, as Amended and Restated Effective July 1, 2015, incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2017 (File no. 1-6948).

*†10.23	—
SPX Life Insurance Plan for Key Managers, as Amended and Restated September 26, 2015, incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2017 (File no. 1-6948).

*10.24	—
SPX Supplemental Retirement Savings Plan (as amended and restated effective August 15, 2022), incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.25	—
SPX Supplemental Individual Account Retirement Plan (as amended and restated effective August 15, 2022), incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.26	—
SPX Supplemental Retirement Plan for Top Management (as amended and restated effective August 15, 2022), incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.27	—	Employment Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 1, 2015 (File no. 1-6948).

*10.28	—
Change of Control Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 1, 2015 (File no. 1-6948).

*10.29	—
Amendment to Confidentiality Agreement, Employment Agreement and Change of Control Agreement dated October 5, 2022 between Eugene J. Lowe III and SPX Technologies, Inc., incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).

*10.30	—
Form of Confidentiality and Non-Competition Agreement for Executive Officers (Pre-August 2022), incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 6, 2006 (File no. 1-6948).

*10.31	—
Form of Confidentiality and Non-Competition Agreement for Executive Officers (Pre-August 2022), incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2016 (File no. 1-6948).

*10.32	—	Form of Severance Benefit Agreement (Pre-August 2022), incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 1, 2015 (File no. 1-6948).
*10.33	—	Form of Change of Control Agreement (Pre-August 2022), incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 1, 2015 (File no. 1-6948).
*10.34	—
Form of Amendment to Confidentiality Agreement, Severance Benefit Agreement and Change of Control Agreement between SPX Enterprises, LLC and certain officers of SPX Technologies, Inc., incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).

*10.35	—	Form of Change-in Control Agreement, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).
*10.36	—	Form of Confidentiality and Non-Competition Agreement, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).
*10.37	—	Form of Officer Severance Benefit Agreement, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).

19.1	—	Insider Trading Policy, incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024 (File no. 1-6948).
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
97.1	—	Dodd-Frank Clawback Policy, incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K for the year ended December 31, 2023 (File no. 1-6948).
101.INS	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data File submitted as (Exhibit 101.1)
__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.
† Pursuant to the Plan of Merger dated as of August 11, 2022 among SPX Corporation, SPX Technologies, Inc., and SPX Merger, LLC, on August 15, 2022, SPX Technologies, Inc. assumed the sponsorship and obligations thereunder as successor to SPX Corporation.