Form 10-Q
period 2026-03-28
SPX Technologies, Inc.
filed 2026-05-01
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026

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
Common shares outstanding April 24, 2026, 50,064,839

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 28, 2026	March 29, 2025
Revenues	$566.8	$482.6
Costs and expenses:
Cost of products sold	336.2	286.7
Selling, general and administrative	119.4	109.5
Selling, general and administrative — intangible amortization	23.3	19.7
Special charges, net	0.2	0.1
Operating income	87.7	66.6

Other income (expense), net	(3.0)	2.7
Interest expense	(8.4)	(12.3)
Interest income	1.1	0.9
Income from continuing operations before income taxes	77.4	57.9
Income tax provision	(13.0)	(6.2)
Income from continuing operations	64.4	51.7

Income from discontinued operations, net of tax	1.6	—
Loss on disposition of discontinued operations, net of tax	(6.1)	(0.5)
Loss from discontinued operations, net of tax	(4.5)	(0.5)

Net income	$59.9	$51.2

Basic income per share of common stock:
Income from continuing operations	$1.29	$1.11
Loss from discontinued operations	(0.09)	(0.01)
Net income per share	$1.20	$1.10

Weighted-average number of common shares outstanding — basic	49.924	46.453

Diluted income per share of common stock:
Income from continuing operations	$1.27	$1.10
Loss from discontinued operations	(0.08)	(0.01)
Net income per share	$1.19	$1.09

Weighted-average number of common shares outstanding — diluted	50.523	47.122

Comprehensive income	$53.6	$61.0

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 28, 2026	December 31, 2025
ASSETS
Current assets:
Cash and equivalents	$156.5	$364.0
Accounts receivable, net	391.5	357.2
Contract assets	78.9	65.0
Inventories, net	342.4	302.2
Other current assets	43.7	55.3
Total current assets	1,013.0	1,143.7
Property, plant and equipment:
Land	27.0	26.9
Buildings and leasehold improvements	169.0	167.9
Machinery and equipment	359.8	338.1
	555.8	532.9
Accumulated depreciation	(248.6)	(242.1)
Property, plant and equipment, net	307.2	290.8
Goodwill	1,245.4	1,043.4
Intangibles, net	1,051.1	868.2
Other assets	254.9	250.2
Deferred income taxes	2.1	2.2
Assets of DBT and Heat Transfer (includes cash and equivalents of $1.8 and $2.0 at March 28, 2026 and December 31, 2025, respectively) (Note 3)	5.8	6.1
TOTAL ASSETS	$3,879.5	$3,604.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$164.6	$145.2
Contract liabilities	115.1	115.8
Accrued expenses	159.8	185.2
Income taxes payable	11.4	10.0
Short-term debt	23.6	1.4
Current maturities of long-term debt	6.7	3.5
Total current liabilities	481.2	461.1

Long-term debt	643.7	496.7
Deferred and other income taxes	203.1	149.7
Other long-term liabilities	252.2	245.5
Liabilities of DBT and Heat Transfer (Note 3)	13.9	14.1
Total long-term liabilities	1,112.9	906.0
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (57,671,217 and 50,058,540 issued and outstanding at March 28, 2026, respectively, and 57,570,062 and 49,866,896 issued and outstanding at December 31, 2025, respectively)	0.6	0.6
Paid-in capital	1,927.3	1,938.2
Retained earnings	542.7	482.8
Accumulated other comprehensive income	254.2	260.5
Common stock in treasury (7,612,677 and 7,703,166 shares at March 28, 2026 and December 31, 2025, respectively)	(439.4)	(444.6)
Total stockholders' equity	2,285.4	2,237.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,879.5	$3,604.6

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended March 28, 2026
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2025	$0.6	$1,938.2	$482.8	$260.5	$(444.6)	$2,237.5
Net income	—	—	59.9	—	—	59.9
Other comprehensive loss, net	—	—	—	(6.3)	—	(6.3)
Incentive plan activity	—	7.5	—	—	—	7.5
Long-term incentive compensation expense	—	3.7	—	—	—	3.7
Restricted stock unit vesting	—	(22.1)	—	—	5.2	(16.9)
Balance at March 28, 2026	$0.6	$1,927.3	$542.7	$254.2	$(439.4)	$2,285.4

	Three months ended March 29, 2025
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2024	$0.5	$1,373.5	$238.8	$223.6	$(452.0)	$1,384.4
Net income	—	—	51.2	—	—	51.2
Other comprehensive income, net	—	—	—	9.8	—	9.8
Incentive plan activity	—	6.5	—	—	—	6.5
Long-term incentive compensation expense	—	3.7	—	—	—	3.7
Restricted stock unit vesting	—	(18.9)	—	—	6.7	(12.2)
Balance at March 29, 2025	$0.5	$1,364.8	$290.0	$233.4	$(445.3)	$1,443.4

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 28, 2026	March 29, 2025
Cash flows from (used in) operating activities:
Net income	$59.9	$51.2
Less: Loss from discontinued operations, net of tax	(4.5)	(0.5)
Income from continuing operations	64.4	51.7
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	0.2	0.1
Gain on change in value of equity security	—	(4.5)
Amortization of compensation expense related to acquisition (Refer to Note 3)	3.6	4.3
Deferred and other income taxes	2.6	(0.5)
Depreciation and amortization	32.1	27.0
Pension and other employee benefits	6.5	5.5
Long-term incentive compensation	3.7	3.7
Other, net, including allowance for doubtful accounts	(0.1)	0.2
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(17.9)	(26.3)
Contribution related to employee retention agreements from acquisition (Refer to Note 3)	—	(46.5)
Inventories	(35.3)	(13.8)
Accounts payable, accrued expenses and other	(29.7)	(10.8)
Cash spending on restructuring actions	(0.3)	(0.5)
Net cash from (used in) continuing operations	29.8	(10.4)
Net cash from (used in) discontinued operations	0.8	(0.5)
Net cash from (used in) operating activities	30.6	(10.9)
Cash flows from (used in) investing activities:
Proceeds related to company-owned life insurance policies, net	3.1	3.0
Business acquisitions, net of cash acquired	(439.6)	(304.1)
Capital expenditures	(18.5)	(5.5)
Net cash used in continuing operations	(455.0)	(306.6)
Net cash from discontinued operations	59.2	—
Net cash used in investing activities	(395.8)	(306.6)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	189.5	393.0
Repayments under senior credit facilities	(39.5)	(98.0)
Borrowings under trade receivables arrangement	111.0	135.0
Repayments under trade receivables arrangement	(89.0)	(85.0)
Net borrowings under other financing arrangements	0.2	0.5
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(14.6)	(9.8)
Net cash from continuing operations	157.6	335.7
Net cash from (used in) discontinued operations	—	—
Net cash from financing activities	157.6	335.7
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.1)	2.6
Net change in cash and equivalents	(207.7)	20.8
Consolidated cash and equivalents, beginning of period	366.0	161.4
Consolidated cash and equivalents, end of period	$158.3	$182.2

	Three months ended
	March 28, 2026	March 29, 2025
Components of cash and equivalents:
Cash and equivalents	$156.5	$177.8
Cash and equivalents included in assets of DBT and Heat Transfer	1.8	4.4
Total cash and equivalents	$158.3	$182.2

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
Acquisition of KTS
On January 27, 2025, we completed the acquisition of Kranze Technology Solutions, Inc. (“KTS”) which specializes in digital interoperability and tactical networking solutions, primarily for the defense industry. We purchased KTS for cash consideration of $340.0, inclusive of amounts related to future service obligations of certain existing employees of $46.5 and net of an adjustment to the purchase price of $2.4 recorded during the third quarter of 2025 related to acquired working capital. We financed the acquisition with available borrowings on our revolving credit facility under our senior credit facilities. The post-acquisition operating results of KTS are reflected within our Detection and Measurement reportable segment.
Acquisition of Sigma & Omega
On April 15, 2025, we completed the acquisitions of Sigma Heating and Cooling and Omega Heat Pump (“Sigma & Omega”) which specialize in highly engineered hydronic heating and cooling equipment, including vertical stack heat pumps and fan coils, institutional heating products, and both air-cooled and water-cooled commercial self-contained units. We purchased Sigma & Omega for cash consideration of $143.3, net of (i) an adjustment to the purchase price of $0.3 recorded during the fourth quarter of 2025 related to acquired working capital and (ii) cash acquired of $0.2. The acquisition was financed primarily through cash on hand, supplemented by borrowings on our revolving credit facility under our senior credit facilities. The post-acquisition operating results of Sigma & Omega are reflected within our HVAC reportable segment.
Acquisition of Thermolec
On January 20, 2026, we completed the acquisition of Thermolec Ltd. (“Thermolec”), which specializes in custom electric duct heating and related solutions. We purchased Thermolec for cash consideration of $140.2, net of cash acquired of $1.3. The purchase price is subject to adjustment based on the final calculation of working capital and cash as of the date of acquisition. The acquisition was funded through cash on hand. The post-acquisition operating results of Thermolec are reflected within our HVAC reportable segment.
Acquisition of Crawford
On February 6, 2026, we completed the acquisition of Crawford United Corporation (“Crawford United”) which specializes in highly engineered air handling and industrial products. We purchased Crawford United for cash consideration of $299.4, net of cash acquired of $0.6. The acquisition was funded through cash on hand and borrowings on our revolving credit facility under our senior credit facilities. The post-acquisition results of Crawford United's commercial air handling equipment businesses (“Crawford”) are reflected within our HVAC reportable segment. Crawford United's industrial and transportation products businesses (“Non-core businesses”), which includes businesses serving aerospace, defense, transportation, and marine markets, are non-core to our long-term strategy. These Non-core businesses were recorded as assets held for sale upon acquisition, with their results reported as discontinued operations while we identified a suitable buyer and executed our plan to sell these businesses within twelve months.
On March 27, 2026, we completed the sale of the Non-core businesses for an aggregate cash sale price of $60.0. In connection with the sale, we received net cash proceeds of $59.2, net of cash and debt contributed of $1.4 and $2.2, respectively, and recorded a loss of $5.7 to “Loss on disposition of discontinued operation, net of tax” within the condensed consolidated statement of operations for the three months ended March 28, 2026. The sale price is subject to adjustment based on the final calculation of working capital and cash as of the date of sale. Refer to Note 3 for additional information.
The assets acquired and liabilities assumed in the Thermolec and Crawford transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain tax amounts and other judgmental reserves.

Other
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“our 2025 Annual Report on Form 10-K”). Interim results are not necessarily indicative of full year results.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2026 are March 28, June 27, and September 26, compared to the respective March 29, June 28, and September 27 dates of 2025. We had one less day in the first quarter of 2026 and will have one more day in the fourth quarter of 2026 than in the respective 2025 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the three months ended March 28, 2026, when compared to the consolidated operating results for the 2025 respective period.

(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, which requires companies to disclose, on an interim and annual basis, additional information about specific expense categories in the notes to the financial statements. In addition, ASU 2024-03 requires companies to disclose a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and, on an annual basis, disclose the total amount of selling expenses and the Company's definition of selling expenses. ASU 2024-03, further clarified by ASU 2025-01, will be effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, and will be applied on a prospective basis with the option to apply the standard retrospectively, with early adoption permitted. We are currently evaluating the disclosure impact of ASU 2024-03; however, the standard will not have an impact on our consolidated financial position, results of operations or cash flows.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants by Business Entities, which establishes authoritative guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, and will be applied on a modified prospective approach with the option to apply the standard on a modified retrospective approach or a retrospective approach. We are currently evaluating the impact of ASU 2025-10 on our consolidated financial position, results of operations and cash flows.

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
Acquisitions

From time to time, we may make acquisitions that do not significantly impact our financial position or operations. These acquisitions primarily complement our existing business operations or strategic initiatives with no significant impact to our financial outlook and end markets, or requiring a significant investment of resources. Such acquisitions are not separately identified within this report on Form 10-Q. During the three months ended March 28, 2026, we made no such acquisitions. For the three months ended March 29, 2025, cash outflows, net of cash acquired, related to this activity totaled $8.2. The post-acquisition operating results are reflected within our HVAC reportable segment and have no significant impact to our financial outlook and end markets.

Acquisition of Crawford United

As indicated in Note 1, on February 6, 2026, we completed the acquisition of Crawford United for net cash consideration of $299.4, net of cash acquired of $0.6.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Crawford United as of February 6, 2026:

Assets acquired:
Current assets, including cash and equivalents of $0.6	$22.1
Property, plant and equipment	4.0
Goodwill	129.7
Intangible assets	128.9
Other assets	7.6
Assets held for sale (Non-core businesses)	80.2
Total assets acquired	372.5

Current liabilities assumed	15.9
Non-current liabilities assumed (1)	36.5
Liabilities held for sale (Non-core businesses)	20.1

Net assets acquired	$300.0
___________________________
(1)Includes net deferred income tax liabilities and other liabilities of $32.1 and $4.4, respectively.

The identifiable intangible assets acquired related to Crawford consist of customer relationships, customer backlog, technology, and definite-lived trademarks of $77.1, $19.4, $17.7, and $14.7, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize these customer relationships, customer backlog, technology, and definite-lived trademark assets over 11.0, 1.0, 12.0, and 11.0 years, respectively.

We acquired gross receivables related to Crawford of $12.8, which had the same fair value at the acquisition date based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill related to Crawford include expected North American volume growth from enhancing Crawford's existing facilities, increased volumes achieved through commercial synergies with existing SPX businesses, procurement and operational savings and efficiencies, and various other factors. We expect none of the goodwill described above to be deductible for tax purposes.

We recognized revenues and a net loss for Crawford of $13.1 and $0.4, respectively, for the three months ended March 28, 2026, with the net loss impacted by charges during the three months ended March 28, 2026 of $4.5 associated with amortization of the various intangible assets mentioned above, and $0.1 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold.

Acquisition of Thermolec

As indicated in Note 1, on January 20, 2026, we completed the acquisition of Thermolec for cash consideration of $140.2, net of cash acquired of $1.3. The purchase price is subject to adjustment based on the final calculation of working capital and cash as of the date of acquisition.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Thermolec as of January 20, 2026:

Assets acquired:
Current assets, including cash and equivalents of $1.3	$10.9
Property, plant and equipment	0.8
Goodwill	75.2
Intangible assets	79.4
Other assets	1.2
Total assets acquired	167.5

Current liabilities assumed	4.4
Non-current liabilities assumed (1)	21.6

Net assets acquired	$141.5
___________________________
(1)Includes net deferred income tax liabilities and other liabilities of $20.9 and $0.7, respectively.

The identifiable intangible assets acquired consist of customer relationships, technology, and definite-lived trademarks of $64.3, $8.2, and $6.9, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize the customer relationships, technology, and definite-lived trademark assets over 12.0, 12.0, and 15.0 years, respectively.

We acquired gross receivables of $4.0, which had the same fair value at the acquisition date based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected North American market growth for Thermolec's existing operations, increased volumes achieved through commercial synergies with existing SPX businesses, procurement and operational savings and efficiencies, and various other factors. We expect none of the goodwill described above to be deductible for tax purposes.

We recognized revenues and net income for Thermolec of $7.4 and $0.7, respectively, for the three months ended March 28, 2026, with the net income impacted by charges during the three months ended March 28, 2026 of $1.1 associated with amortization of the various intangible assets mentioned above, and $0.4 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold.

Acquisition of Sigma & Omega
As indicated in Note 1, on April 15, 2025, we completed the acquisition of Sigma & Omega for cash consideration of $143.3, net of (i) an adjustment to the purchase price of $0.3 recorded during the fourth quarter of 2025 related to acquired working capital and (ii) cash acquired of $0.2. The pro forma effect of this acquisition is not material to our consolidated results of operations.
The following is a summary of the recorded final fair values of the assets acquired and liabilities assumed for Sigma & Omega as of April 15, 2025:

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

Acquisition of KTS

As indicated in Note 1, on January 27, 2025, we completed the acquisition of KTS for cash consideration of $340.0, inclusive of amounts paid related to future service obligations of certain employees of $46.5 (described further below) and net of an adjustment to the purchase price of $2.4 recorded during the third quarter of 2025 related to acquired working capital. We financed the acquisition with available borrowings on our revolving credit facility under our then-existing senior credit facilities.

In connection with the acquisition of KTS, and as required by the acquisition agreement, we assumed employee retention agreements with certain employees, totaling $46.5, that include future service obligations. In the event employees forfeit any amounts under the terms of the agreements, such amounts are due to the seller of KTS. We funded the amounts related to these retention agreements through a reduction in the purchase price, with $46.5 paid into an escrow account at the time of the acquisition closing, as required by the acquisition agreement. The deferred compensation assets related to these agreements will be amortized over the agreement terms which range from 2 to 8 years. During the three months ended March 28, 2026 and March 29, 2025, we recognized compensation costs of $3.6 and $4.3, respectively, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations, related to such retention agreements. The remaining deferred compensation assets of $8.9 and $9.8 are recorded within “Other current assets” and “Other assets”, respectively, within our condensed consolidated balance sheet as of March 28, 2026. At December 31, 2025, deferred compensation assets of $11.4 and $10.9 were recorded within “Other current assets” and “Other assets”, respectively, within our condensed consolidated balance sheet.

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

The identifiable intangible assets acquired consist of technology, customer relationships and contracts, definite-lived trademarks, and customer backlog of $79.8, $70.7, $6.7, and $7.3, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize the technology, customer relationships and contracts, definite-lived trademarks, and customer backlog assets over 12.0, 15.0, 9.0, and 2.0 years, respectively.

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

The following unaudited pro forma information presents our condensed consolidated results of operations for the three months ended March 28, 2026 and March 29, 2025, respectively, as if the acquisitions of Crawford and Thermolec had taken place on January 1, 2025 and the acquisition of KTS had taken place on January 1, 2024. The unaudited pro forma financial information is not intended to represent or be indicative of our condensed consolidated results of operations that would have been reported had the acquisitions been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of Crawford, Thermolec or KTS. These pro forma condensed consolidated results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisitions, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, adjustments to reflect charges associated with acquisition-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred beginning during the first quarter of 2025 for Crawford and Thermolec and the first quarter of 2024 for KTS, and the related income tax effects.

	Three months ended
	March 28, 2026	March 29, 2025
Revenues	$576.5	$518.2
Income from continuing operations	68.8	54.1
Net income	64.3	53.6

Income from continuing operations per share of common stock:
Basic	$1.38	$1.16
Diluted	$1.36	$1.15

Net income per share of common stock:
Basic	$1.29	$1.15
Diluted	$1.27	$1.14

Acquisition and Integration-related Costs

During the three months ended March 28, 2026 and March 29, 2025, we incurred acquisition and integration-related costs for KTS, Sigma & Omega, Thermolec, Crawford, and Ingénia Technologies Inc. (“Ingénia”) of $7.7 and $8.2, respectively. In addition, we recorded these amounts as shown below within consolidated operating income in Note 6:

Acquisition and integration-related costs for Ingénia, KTS, Sigma & Omega, Thermolec, and Crawford
	Three months ended
Affected line item in Note 6	March 28, 2026	March 29, 2025
Corporate expense	$2.7	$2.2
Acquisition and integration-related costs	5.0	6.0
Consolidated operating income	$7.7	$8.2

Non-core Businesses

As discussed in Note 1, during the three months ended March 28, 2026, in connection with the acquisition of Crawford United, the Company concluded that the assets and liabilities of the Non-core businesses were ancillary to the Company’s long‑term strategic objectives and met the criteria to be classified as held for sale. Accordingly, the post‑acquisition operating results of these businesses are reported as discontinued operations.
On March 27, 2026, we completed the sale of the Non-core businesses for an aggregate cash sale price of $60.0. In connection with the sale, we received net cash proceeds of $59.2, net of cash and debt contributed of $1.4 and $2.2, respectively, and recorded a loss of $5.7 to “Loss on disposition of discontinued operation, net of tax” within the condensed consolidated statement of operations for the three months ended March 28, 2026. The sale price is subject to adjustment based on the final calculation of working capital and cash as of the date of sale.
There were no assets or liabilities of the Non-core businesses included in the condensed consolidated balance sheet as of March 28, 2026, as the disposition was completed during the three months ended March 28, 2026.

For the three months ended March 28, 2026, results of operations from the Non-core businesses prior to their sale were as follows:

Three months ended
March 28, 2026
Income from discontinued operations	$2.2
Income tax provision	(0.6)
Income from discontinued operations, net	$1.6
Wind-Down of DBT Business

We completed the wind-down of our DBT Technologies (PTY) LTD (“DBT”) subsidiary after it ceased all operations, including those related to two large power projects in South Africa (Kusile and Medupi), in the fourth quarter of 2021. As a result of completing the wind-down plan, we are reporting DBT as a discontinued operation for all periods presented.

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of March 28, 2026 and December 31, 2025. The major line items constituting DBT’s assets and liabilities as of March 28, 2026 and December 31, 2025 are shown below:

	March 28, 2026	December 31, 2025
ASSETS
Cash and equivalents	$1.8	$2.0
Other current assets(1)	3.7	3.8
Total assets of DBT	$5.5	$5.8
LIABILITIES
Accounts payable(1)	$0.1	$0.1
Contract liabilities(1)	2.3	2.3
Accrued expenses(1)	6.9	7.0
Other long-term liabilities(1)	4.6	4.7
Total liabilities of DBT	$13.9	$14.1
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
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of March 28, 2026 and December 31, 2025. At March 28, 2026 and December 31, 2025, Heat Transfer had total assets and liabilities of $0.3 and $0.0, respectively.
For the three months ended March 28, 2026 and March 29, 2025, results of operations from our businesses reported as discontinued operations (excluding the Non-core businesses) were as follows:

	Three months ended
	March 28, 2026	March 29, 2025
Loss from discontinued operations(1)	$(0.1)	$(0.5)
Income tax provision	(0.3)	—
Loss from discontinued operations, net	$(0.4)	$(0.5)
___________________________
(1)Loss for the three months ended March 28, 2026 and March 29, 2025 related primarily to costs incurred to support DBT through the subcontractor liquidation process mentioned above.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three months ended March 28, 2026 and March 29, 2025:

	Three months ended March 28, 2026
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$236.0	$—	$236.0
Hydronic heating, electrical heating, and ventilation	158.0	—	158.0
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	58.6	58.6
Communication technologies, aids to navigation, and transportation systems	—	114.2	114.2
	$394.0	$172.8	$566.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$372.9	$139.9	$512.8
Revenues recognized over time	21.1	32.9	54.0
	$394.0	$172.8	$566.8

	Three months ended March 29, 2025
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$199.1	$—	$199.1
Hydronic heating, electrical heating, and ventilation	123.9	—	123.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	56.7	56.7
Communication technologies, aids to navigation, and transportation systems	—	102.9	102.9
	$323.0	$159.6	$482.6

Timing of Revenue Recognition
Revenues recognized at a point in time	$304.1	$141.5	$445.6
Revenues recognized over time	18.9	18.1	37.0
	$323.0	$159.6	$482.6

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

Project volumes, primarily within our communications technologies, aids to navigation, cooling products, and transportation systems businesses, can vary from period to period based on the timing of project execution.

Our contract balances consisted of the following as of March 28, 2026 and December 31, 2025:

Contract Balances	March 28, 2026	December 31, 2025	Change
Contract Accounts Receivable(1)	$381.8	$346.9	$34.9
Contract Assets	78.9	65.0	13.9
Contract Liabilities - current	(115.1)	(115.8)	0.7
Contract Liabilities - non-current(2)	(8.0)	(3.6)	(4.4)
Net contract balance	$337.6	$292.5	$45.1
___________________________
(1)Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2)Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
Our contract balances consisted of the following as of March 29, 2025 and December 31, 2024:

Contract Balances	March 29, 2025	December 31, 2024	Change
Contract Accounts Receivable	$311.6	$305.4	$6.2
Contract Assets	37.5	11.3	26.2
Contract Liabilities - current	(80.0)	(62.3)	(17.7)
Contract Liabilities - non-current	(4.5)	(4.0)	(0.5)
Net contract balance	$264.6	$250.4	$14.2

The timing of revenue recognition, invoicing and cash collections results in Contract Accounts Receivable, contract assets, and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. In general, we receive payments from customers based on a billing schedule established in our contracts. During the three months ended March 28, 2026, changes in contract balances were also impacted by the acquisitions of Thermolec and Crawford. At March 28, 2026, Contract Account Receivables, contract assets, and current contract liabilities attributable to Crawford were $15.6, $3.5, and $4.9, respectively. At March 28, 2026, Contract Account Receivables attributable to Thermolec were $3.9.
During the three months ended March 28, 2026, we recognized revenues of $37.1 related to our contract liabilities at December 31, 2025. During the three months ended March 29, 2025, we recognized revenues of $28.7 related to our contract liabilities at December 31, 2024.
Performance Obligations

As of March 28, 2026, the aggregate amount allocated to remaining performance obligations was $238.4. We expect to recognize revenue on approximately 65% and 78% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There were no material changes to our operating and finance leases during the three months ended March 28, 2026. Balances at March 28, 2026 include additional operating right-of-use assets and lease obligations of $7.3 and $1.2 related to the Crawford and Thermolec acquisitions, respectively.

(6)    INFORMATION ON REPORTABLE SEGMENTS AND CORPORATE EXPENSE
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
Our CODM, who is our President and Chief Executive Officer, uses segment income to evaluate the results of each operating segment. Segment income is determined before considering, if applicable, impairments and special charges, long-term incentive compensation, certain other operating income/expense, other indirect corporate expenses, intangible asset amortization expense, inventory step-up charges, and certain other acquisition and integration-related costs. There have been no changes in the basis of segmentation or measurement of segment income during 2026. Our CODM assesses segment income performance in comparison to prior years, previously forecasted results, and anticipated/experienced market trends when determining how to allocate operating and capital resources. The only significant segment expense categories reviewed by our

CODM are total selling, general and administrative expense and cost of products sold (exclusive of intangible amortization expense). Our CODM does not review asset or liability information for our operating segments as this information is not used to assess performance or allocate resources.
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
Corporate Expense
Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters based in Charlotte, North Carolina.

Financial data for our reportable segments for the three months ended March 28, 2026 and March 29, 2025 are presented below:

	Three months ended
	March 28, 2026	March 29, 2025
HVAC reportable segment
Revenues	$394.0	$323.0
Cost of products sold	246.6	199.6
Selling, general and administrative expense	58.8	49.5
Segment income	$88.6	$73.9

Detection and Measurement reportable segment
Revenues	$172.8	$159.6
Cost of products sold	88.2	86.8
Selling, general and administrative expense	37.9	36.2
Segment income	$46.7	$36.6

Consolidated revenues	$566.8	$482.6
Consolidated income for segments	135.3	110.5

Corporate expense	14.5	14.0
Acquisition and integration-related costs (1)	5.0	6.4
Long-term incentive compensation expense	3.7	3.7
Amortization of acquired intangible assets (2)	24.2	19.7
Special charges, net	0.2	0.1
Consolidated operating income	87.7	66.6

Other income (expense), net	(3.0)	2.7
Interest expense	(8.4)	(12.3)
Interest income	1.1	0.9
Income from continuing operations before income taxes	$77.4	$57.9

Capital expenditures:
HVAC reportable segment	$16.3	$4.7
Detection and Measurement reportable segment	2.0	0.8
Capital expenditures of reportable segments	18.3	5.5
Corporate	0.2	—
Total capital expenditures	$18.5	$5.5

Depreciation and amortization:
HVAC reportable segment	$21.9	$16.9
Detection and Measurement reportable segment	9.6	9.5
Depreciation and amortization of reportable segments	31.5	26.4
Corporate	0.6	0.6
Total depreciation and amortization	$32.1	$27.0

	Three months ended
	March 28, 2026	March 29, 2025
Geographic Areas:
Revenues: (3)
United States	$447.6	$403.0
Canada	62.4	30.2
China	17.0	13.0
United Kingdom	21.3	17.4
Other	18.5	19.0
	$566.8	$482.6

	March 28, 2026	December 31, 2025
Tangible Long-Lived Assets:
United States	$438.4	$419.4
Canada	90.5	88.2
Other	35.3	35.6
Long-lived assets of continuing operations	564.2	543.2
Long-lived assets of discontinued operations, DBT and Heat Transfer	—	—
Total tangible long-lived assets	$564.2	$543.2
_____________________________
(1)Represents acquisition and integration-related costs incurred in connection with acquisitions of $5.0 and $6.4 during the three months ended March 28, 2026 and March 29, 2025, respectively, including “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the Thermolec and Crawford acquisitions of $0.4 and $0.1, respectively, during the three months ended March 28, 2026 and the KTS acquisition of $0.3 during the three months ended March 29, 2025.
(2)Includes intangible asset amortization of $0.9 recorded in cost of products sold within the condensed consolidated statement of operations for the three months ended March 28, 2026.
(3)Revenues are included in the above geographic areas based on the country that recorded the revenue.

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three months ended March 28, 2026 and March 29, 2025 are described in more detail below:

	Three months ended
	March 28, 2026	March 29, 2025
HVAC reportable segment	$—	$(0.2)
Detection and Measurement reportable segment	0.2	0.2
Corporate	—	0.1
Total	$0.2	$0.1

HVAC — Activity for the three months ended March 29, 2025 related primarily to severance costs associated with a restructuring action at one of the segment's cooling businesses.
Detection and Measurement — Charges for the three months ended March 28, 2026 and March 29, 2025 related primarily to severance costs associated with restructuring actions at the segment's inspection and rehabilitation business.
Corporate — Charges for the three months ended March 29, 2025 related primarily to severance costs associated with restructuring actions.
No significant future charges are expected to be incurred under actions approved as of March 28, 2026.

The following is an analysis of our restructuring liabilities for the three months ended March 28, 2026 and March 29, 2025:

	Three months ended
	March 28, 2026	March 29, 2025
Balance at beginning of year	$0.5	$1.8
Special charges	0.2	0.1
Utilization — cash	(0.3)	(0.5)
Currency translation adjustment and other	—	—
Balance at end of period	$0.4	$1.4

(8)    INVENTORIES, NET
Inventories are accounted for under the first-in, first-out method and are comprised of the following at March 28, 2026 and December 31, 2025:

	March 28, 2026	December 31, 2025
Finished goods	$70.3	$56.0
Work in process	36.6	33.9
Raw materials and purchased parts	235.5	212.3
Total inventories	$342.4	$302.2

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 28, 2026 were as follows:

	December 31, 2025	Goodwill Resulting from Business Combinations (1)	Foreign Currency Translation	March 28, 2026
HVAC reportable segment
Gross goodwill	$1,013.7	$204.9	$(3.9)	$1,214.7
Accumulated impairments	(336.9)	—	1.4	(335.5)
Goodwill	676.8	204.9	(2.5)	879.2

Detection and Measurement reportable segment
Gross goodwill	542.4	—	(0.7)	541.7
Accumulated impairments	(175.8)	—	0.3	(175.5)
Goodwill	366.6	—	(0.4)	366.2

Total
Gross goodwill	1,556.1	204.9	(4.6)	1,756.4
Accumulated impairments	(512.7)	—	1.7	(511.0)
Goodwill	$1,043.4	$204.9	$(2.9)	$1,245.4
___________________________
(1)Reflects goodwill acquired with the Thermolec and Crawford acquisitions of $75.2 and $129.7, respectively, within the HVAC reportable segment. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in these acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at March 28, 2026 and December 31, 2025 comprised the following:

	March 28, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships and contracts	$698.3	$(163.7)	$534.6	$557.8	$(150.2)	$407.6
Technology	299.7	(69.7)	230.0	274.3	(64.0)	210.3
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	141.5	(76.4)	65.1	101.0	(72.1)	28.9
	1,144.0	(314.3)	829.7	937.6	(290.8)	646.8
Trademarks with indefinite lives	221.4	—	221.4	221.4	—	221.4
Total	$1,365.4	$(314.3)	$1,051.1	$1,159.0	$(290.8)	$868.2
___________________________
(1)The gross carrying value of identifiable intangible assets acquired with the Thermolec acquisition consist of customer relationships of $64.3, technology of $8.2, and definite-lived trademarks of $6.9. The gross carrying value of identifiable intangible assets acquired with the Crawford acquisition consist of customer relationships of $77.1, customer backlog of $19.4, technology of $17.7, and definite-lived trademarks of $14.7.

In connection with the acquisitions of Thermolec and Crawford, which have definite-lived intangible assets as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $105.0 for the full year 2026, $92.0 for 2027, and $87.0 for the three years thereafter.
At March 28, 2026, the net carrying value of intangible assets with determinable lives consisted of $601.9 in the HVAC reportable segment and $227.8 in the Detection and Measurement reportable segment. At March 28, 2026, trademarks with indefinite lives consisted of $157.0 in the HVAC reportable segment and $64.4 in the Detection and Measurement reportable segment.
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
The fair value of the net assets related to the Thermolec, Crawford, KTS and Sigma & Omega acquisitions approximate their respective carrying values. If Thermolec, Crawford, KTS and Sigma & Omega are unable to achieve their current financial forecasts, or there is a change in key assumptions used in the fair value analyses (e.g. projected revenues and profit growth rates, industry price multiples, discount rates, etc.) we may be required to record an impairment charge in a future period related to their goodwill. As of March 28, 2026, Thermolec, Crawford, KTS and Sigma & Omega's goodwill totaled $75.6, $129.7, $104.4 and $76.6, respectively.

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
The implied value of our ASPEQ and ULC business unit's trademarks approximated their carrying value. If ASPEQ or ULC is unable to achieve their current revenue forecasts, or there is a change in assumptions used in the fair value analyses (e.g., projected revenues, royalty rates, and discount rates, etc.), we may be required to record an impairment charge in a future period related to their trademarks. As of March 28, 2026, ASPEQ and ULC’s trademarks totaled $51.5 and $4.7, respectively.

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	March 28, 2026	March 29, 2025
Balance at beginning of year	$49.0	$44.7
Acquisitions	0.5	—
Provisions	5.0	4.5
Usage	(4.6)	(4.4)
Balance at end of period	49.9	44.8
Less: Current portion of warranty	21.3	18.7
Non-current portion of warranty	$28.6	$26.1

(11)    EMPLOYEE BENEFIT PLANS
During the fourth quarter of 2023, we initiated the wind-up of our Canadian defined benefit pension plans (collectively, the “Canadian Pension Plans”). We received regulatory approval for the wind-up which was completed during the first quarter of 2025. This transaction resulted in a settlement loss of $0.3 recorded in net periodic pension benefit expense during the first quarter of 2025. In addition, and in connection with this wind-up, we remeasured the assets and liabilities of the Canadian Pension Plans, which resulted in a loss of $0.5 recorded in net periodic pension benefit expense during the first quarter of 2025. Lastly, as a result of the wind-up, we have eliminated the third-party cost and internal resource requirements associated with administering these benefit plans.

Net periodic benefit (income) expense for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended
	March 28, 2026	March 29, 2025
Service cost	$—	$—
Interest cost	2.7	3.0
Expected return on plan assets	(1.6)	(2.0)
Net periodic pension benefit expense	$1.1	$1.0

Foreign Pension Plans

	Three months ended
	March 28, 2026	March 29, 2025
Service cost	$—	$—
Interest cost	1.2	1.0
Expected return on plan assets	(1.0)	(0.9)
Settlement loss (1)	—	0.3
Recognized net actuarial loss (1)	—	0.5
Net periodic pension benefit expense	$0.2	$0.9
__________________________
(1)Relates to the wind-up of the Canadian Pension Plans referred to previously.

Postretirement Plans

	Three months ended
	March 28, 2026	March 29, 2025
Service cost	$—	$—
Interest cost	0.2	0.3
Amortization of unrecognized prior service credits	(0.2)	(0.8)
Net periodic postretirement benefit income	$—	$(0.5)

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the three months ended March 28, 2026:

	December 31, 2025	Borrowings	Repayments	Other(5)	March 28, 2026
Revolving loans (1)	$—	$189.5	$(39.5)	$—	$150.0
Term loan(2)	499.1	—	—	0.1	499.2
Trade receivables financing arrangement(3)	—	111.0	(89.0)	—	22.0
Other indebtedness(4)	2.5	0.2	—	0.1	2.8
Total debt	501.6	$300.7	$(128.5)	$0.2	674.0
Less: short-term debt	1.4				23.6
Less: current maturities of long-term debt	3.5				6.7
Total long-term debt	$496.7				$643.7

__________________________
(1)The revolving credit facility extends through September 9, 2030 under the terms of the agreement governing our senior credit facilities and is primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and was utilized as a partial funding mechanism for the Crawford acquisition.
(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $500.0, beginning in December 2026 and in the first three quarters of 2027, and 1.25% during the fourth quarter of 2027, and all quarters of 2028 and 2029, and the first two quarters of 2030. The remaining balances are payable in full on September 9, 2030. Balances are net of unamortized debt issuance costs of $0.8 and $0.9 at March 28, 2026 and December 31, 2025, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At March 28, 2026, we had $72.3 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $22.0.
(4)Primarily includes balances under a purchase card program of $1.6 and $1.4 and finance lease obligations of $1.2 and $1.1 at March 28, 2026 and December 31, 2025, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the amortization of debt issuance costs associated with the term loan.
Senior Credit Facilities
Our senior credit facilities consist of the following facilities, each with a final maturity of September 9, 2030:
•A term loan facility in the aggregate principal amount of $500.0;
•A multicurrency revolving credit facility, which is available for loans and letters of credit in U.S. Dollars, Euros, British Pounds Sterling and other currencies, in an aggregate principal amount up to the equivalent of $1,500.0 (with sublimits equal to the equivalents of $200.0 for financial letters of credit, $50.0 for non-financial letters of credit, and $250.0 for non-U.S. exposure); and

•A bilateral foreign credit instrument facility, which is available for performance letters of credit and bank undertakings, in an aggregate principal amount in various currencies up to the equivalent of $25.0.

A detailed description of our senior credit facilities is included in our 2025 Annual Report on Form 10-K.
At March 28, 2026, we had $1,347.3 of available borrowing capacity under our revolving credit facility, after giving effect to borrowings under the domestic revolving loan facilities of $150.0 and $2.7 reserved for outstanding letters of credit. In addition, at March 28, 2026, we had $17.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $7.9 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 5.0% at March 28, 2026.
At March 28, 2026, we were in compliance with all covenants of the agreement governing our senior credit facilities.

Company-owned Life Insurance
We have investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other income (expense), net” within our condensed consolidated statements of operations. We have the ability to borrow against a portion of our investment in the COLI policies as an additional source of liquidity. There were no amounts borrowed at March 28, 2026 and December 31, 2025. Any amounts borrowed would incur interest at a rate of 5.3%. At March 28, 2026, we had capacity to borrow approximately $34.0 against the policies. The cash surrender value of our investments in COLI assets was $59.9 and $60.3 at March 28, 2026 and December 31, 2025, respectively, recorded in “Other assets” on the condensed consolidated balance sheets.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
In September 2024, commensurate with an amendment to our senior credit agreement, we entered into interest rate swap agreements (“Swaps”). During 2025, commensurate with the amendment to our senior credit facilities, we settled the Swaps which resulted in a gain recorded to “Other income (expense), net” and cash received of $0.4. Prior to this settlement, the Swaps covered the period from December 2024 to June 2026 and effectively converted a portion of the borrowings under our senior credit facilities to a fixed rate of 3.58%, plus the applicable margin. We had designated, and accounted for, our Swaps as cash flow hedges. Changes in the fair value of our Swaps were reclassified into earnings, as a component of interest expense, when the forecasted transaction impacted earnings. Since the settlement of the Swaps, we have not entered into any further interest rate swap agreements.

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

From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies that manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”). Certain of our FX forward contracts are designated as cash flow hedges. Changes in these derivatives’ fair value are included in accumulated other comprehensive income (“AOCI”) and are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable of occurring, the cumulative change in the derivatives’ fair value is recorded into earnings in the period in which the transaction is no longer considered probable of occurring.

We had FX forward contracts with an aggregate notional amount of $12.5 and $19.3 outstanding as of March 28, 2026 and December 31, 2025, respectively, with all of the $12.5 scheduled to mature within one year. There were no unrealized gains/losses recorded in AOCI related to FX forward contracts designated as cash flow hedges as of March 28, 2026 and December 31, 2025. The fair value of these FX forward contracts was less than $0.1 at March 28, 2026 and December 31, 2025.

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	March 28, 2026	March 29, 2025
Weighted-average number of common shares used in basic income per share	49.924	46.453
Dilutive securities — Employee stock options, performance stock units and restricted stock units	0.599	0.669
Weighted-average number of common shares and dilutive securities used in diluted income per share	50.523	47.122

The weighted-average number of restricted stock units, performance stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.078 and 0.166, respectively, for the three months ended March 28, 2026, and 0.114 and 0.248, respectively, for the three months ended March 29, 2025.

Long-Term Incentive Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2026 is included in our 2025 Annual Report on Form 10-K.
Awards granted on March 2, 2026 to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, and time-based restricted stock units (“RSU’s”), while other eligible employees were granted PSU’s and RSU’s. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the combined S&P 600 Small Cap Capital Goods Index and S&P 400 Mid Cap Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant.
Non-employee directors receive annual long-term incentive awards at the time of our annual meeting of stockholders, with the 2026 meeting scheduled for May 12, 2026.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.7 for the three months ended March 28, 2026 and March 29, 2025. The related tax benefit was $0.6 for the three months ended March 28, 2026 and March 29, 2025.

PSU’s and RSU’s

We use the Monte Carlo simulation model valuation technique to determine the fair value of our restricted stock units that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU. We issued PSU’s to eligible participants on March 2, 2026 and March 3, 2025. We used the following assumptions in determining the fair value of these awards:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between Total Shareholder Return for SPX and the Applicable S&P Index
March 2, 2026
SPX	35.76%	—%	3.46%	43.06%
Peer group within S&P 600 Small Cap Capital Goods Index and S&P 400 Mid Cap Capital Goods Index	37.12%	n/a	3.46%
March 3, 2025
SPX	35.13%	—%	3.90%	46.64%
Peer group within S&P 600 Small Cap Capital Goods Index and S&P 400 Mid Cap Capital Goods Index	36.41%	n/a	3.90%

Annual expected stock price volatility is based on the three-year historical volatility. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.

The following table summarizes the PSU and RSU activity from December 31, 2025 through March 28, 2026:

	Unvested PSU’s and RSU’s	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2025	0.355	$105.45
Granted	0.104	183.41
Vested	(0.162)	79.88
Forfeited	(0.001)	105.21
Outstanding at March 28, 2026	0.296	$146.99

As of March 28, 2026, there was $26.8 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 2.3 years.

Stock Options

On March 2, 2026, we granted 0.030 stock options, all of which were outstanding (but not exercisable) as of March 28, 2026. The exercise price per share of these options is $225.02 and the maximum contractual term of these options is 10 years.

The fair value per share of the stock options granted on March 2, 2026 was $99.43. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected stock price volatility	39.51%
Annual expected dividend yield	—%
Risk-free interest rate	3.69%
Expected life of stock option (in years)	6

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

The following table summarizes the stock option activity from December 31, 2025 through March 28, 2026:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2025	0.580	$59.04
Exercised	(0.083)	27.40
Forfeited	—	—
Granted	0.030	223.57
Options outstanding at March 28, 2026	0.527	$73.39

As of March 28, 2026, there was $4.1 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 2.5 years.

Repurchases of Common Stock

On May 13, 2025, our Board of Directors authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our senior credit agreement. No share repurchases were effected pursuant to this and prior authorizations during the three months ended March 28, 2026.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 28, 2026 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges	Pension and Postretirement Liability Adjustment(1)	Total
Balance at beginning of period	$260.6	$—	$(0.1)	$260.5
Other comprehensive loss before reclassifications	(6.1)	—	—	(6.1)
Amounts reclassified from accumulated other comprehensive income	—	—	(0.2)	(0.2)
Current-period other comprehensive loss	(6.1)	—	(0.2)	(6.3)
Balance at end of period	$254.5	$—	$(0.3)	$254.2
__________________________
(1)Net of tax provision of $0.0 as of March 28, 2026 and December 31, 2025. The balances as of March 28, 2026 and December 31, 2025 include unamortized prior service credits.

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
_________________________
(1)Net of tax provision of $0.4 and $0.7 as of March 29, 2025 and December 31, 2024, respectively.
(2)Net of tax provision of $0.8 and $1.0 as of March 29, 2025 and December 31, 2024, respectively. The balances as of March 29, 2025 and December 31, 2024 include unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the three months ended March 28, 2026 and March 29, 2025:

	Amount Reclassified from AOCI
	Three months ended
	March 28, 2026	March 29, 2025	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
Swaps	$—	$(1.0)	Interest expense
Pre-tax	—	(1.0)
Income taxes	—	0.3
	$—	$(0.7)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(0.2)	$(0.8)	Other income (expense), net
Income taxes	—	0.2
	$(0.2)	$(0.6)

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
Our recorded liabilities related to these matters, primarily associated with environmental matters, totaled $44.2 and $43.7 at March 28, 2026 and December 31, 2025, respectively. Of these amounts, $37.2 and $36.4 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at March 28, 2026 and December 31, 2025, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Large Power Projects in South Africa
On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT’s subcontractors that is currently in liquidation. The subcontractor or liquidator maintain rights to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our condensed consolidated statements of operations.

Impacts of Tariffs

In 2025, the U.S. government imposed a series of tariffs on many U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). On February 20, 2026, the United States Supreme Court issued a ruling invalidating tariffs previously imposed under IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and could be subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. government announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from many countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. As of March 28, 2026, we have not recognized an asset related to any potential tariff refund. The Company will continue to evaluate new information and may recognize a refund asset when, and if, the amount can be reasonably estimated and the right to receive the amount becomes realized or realizable in accordance with Accounting Standards Codification (“ASC”) 450, Contingencies.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 16 sites, that we own or control, as of March 28, 2026 and December 31, 2025.
Our environmental accruals relate predominantly to legacy sites that the Company no longer operates as part of its ongoing business and we record adjustments for these sites to “Other income (expense), net” in our condensed consolidated statements of operations. These environmental accruals cover anticipated costs, including investigation, remediation, and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, changes in our allocation of shared remediation costs, or alteration to the expected remediation plans. It is our policy to revise an estimate once it becomes probable and the amount of change can be reasonably estimated. We generally do not discount our environmental accruals and do not reduce them by anticipated insurance, litigation or other recoveries. We take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.
In the case of contamination at offsite, third-party disposal sites, as of March 28, 2026 and December 31, 2025, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled, and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
In our opinion, after considering accruals established for such purposes of $32.6 and $32.4 at March 28, 2026 and December 31, 2025, respectively, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows. That said, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of March 28, 2026, we had gross and net unrecognized tax benefits of $5.5 and $5.2, respectively. All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 28, 2026, gross accrued interest totaled $2.0 (net accrued interest of $1.9). As of March 28, 2026, we had no accrual for penalties included in our unrecognized tax benefits.
Other Tax Matters
For the three months ended March 28, 2026, we recorded an income tax provision of $13.0 on $77.4 of pre-tax income from continuing operations, resulting in an effective rate of 16.8%. This compares to an income tax provision for the three months ended March 29, 2025 of $6.2 on $57.9 of pre-tax income from continuing operations, resulting in an effective rate of 10.7%. The most significant item impacting the income tax provision for the first quarters of 2026 and 2025 was $7.0 and $8.5, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods.

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
The following table presents our fair value hierarchy of our financial assets measured at fair value on a recurring basis as of March 28, 2026 and December 31, 2025:

March 28, 2026
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
Derivative Financial Instruments — Our financial derivative assets and liabilities include FX forward contracts and are valued using valuation models based on observable market inputs such as forward rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.

As of March 28, 2026, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the value of an equity security in Filtran Group Equity, LLC (“Filtran”) that we hold utilizing a practical expedient under existing guidance, with such estimated value based on our ownership percentage applied to the net asset value as provided quarterly (on a one quarter lag) by the investee. The value has historically been updated annually, during the first quarter, based on the investee’s most recent audited financial statements.

During the three months ended March 28, 2026 and March 29, 2025, we recorded gains of $0.0 and $4.5, respectively, to “Other income (expense), net” related to changes in the estimated value of such equity security.

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

As of March 28, 2026 and December 31, 2025, the equity security had an estimated value of $58.2, recorded in “Other assets”, on the condensed consolidated balance sheets. This estimated value provided by the investee includes the impact of the above transactions. We are restricted from transferring this investment without approval of the manager of the investee.

The following table provides a reconciliation of activity for the equity security for the three months ended March 28, 2026:

Balance at beginning of period	$58.2
Change in value of equity security	—
Balance at end of period	$58.2

Indebtedness and Other — The estimated fair value of our debt instruments as of March 28, 2026 and December 31, 2025 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include the following: cyclical changes and specific industry events in our markets; changes in anticipated capital investment and maintenance expenditures by customers; changes in economic conditions in relevant global and North American markets, including as a result of geopolitical conflicts, including the armed conflicts in the Middle East and related impacts on shipping in that region, the imposition, or threat of imposition of tariffs, including any new or increased tariffs announced by the U.S. government and any retaliatory tariffs announced in response thereto, and other trade barriers or international trade tensions; availability, limitations or cost increases of raw materials and/or commodities, including as a result of geopolitical conflicts or new or increased tariffs, as well as the potential impact of retaliatory tariffs and other penalties, that cannot be recovered in product pricing; the impact of competition on profit margins and our ability to maintain or increase market share; risks with respect to our contracts with the U.S. government, including the government's ability to terminate contracts prior to completion or failure to appropriate amounts necessary to fund such contracts; inadequate performance by third-party suppliers and subcontractors for outsourced products, components and services and other supply-chain risks; the uncertainty of claims resolution with respect to environmental and other contingent liabilities; the impact of climate change and any legal or regulatory actions taken in response thereto; cyber-security risks; risks with respect to the protection of intellectual property, including with respect to our digitalization initiatives; the impact of overruns, inflation and the incurrence of delays with respect to long-term fixed-price contracts; defects or errors in current or planned products; the impact of pandemics and governmental and other actions taken in response; domestic economic, political, legal, accounting and business developments adversely affecting our business, including regulatory changes; uncertainties with respect to our ability to complete expansions to or the reconfiguration of our manufacturing footprint within the time periods and at costs we anticipate and whether we will realize the anticipated benefits of these activities; uncertainties with respect to our ability to identify acceptable acquisition targets; uncertainties surrounding timing and successful completion of acquisition transactions, including with respect to integrating acquisitions and achieving cost savings, synergistic sales or other benefits from acquisitions; the impact of retained liabilities of disposed businesses; potential labor disputes; and extreme weather conditions and natural and other disasters. These and other risks and uncertainties are further discussed in other sections of this document. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

All the forward-looking statements are qualified in their entirety by reference to the discussions of risks and uncertainties presented in this Quarterly Report on Form 10-Q and in our 2025 Annual Report on Form 10-K, including under the heading “Risk Factors,” and any subsequent filing with the U.S. Securities and Exchange Commission, as well as in any documents incorporated by reference that describe risks, uncertainties, and other factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these discussions of risks and uncertainties may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict risk factors related to any future new business or product line, and we cannot assess the impact, if any, of such risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. You should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility, except to the extent we are legally required, to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

IMPACTS OF TARIFFS AND OTHER COST INCREASES

In 2025, the U.S. government imposed a series of tariffs on many U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). On February 20, 2026, the United States Supreme Court issued a ruling invalidating tariffs previously imposed under IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and could be subject to further legal, regulatory, and administrative developments.

Following the Supreme Court’s decision, the U.S. government announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from many countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. As of March 28, 2026, we have not recognized an asset related to any potential tariff refund. The Company will continue to evaluate new information and will recognize a refund when, and if, the amount can be reasonably estimated and the right to receive the amount becomes realized or realizable in accordance with Accounting Standard Codification (“ASC 450”), Contingencies.

While we are unable to determine the full extent or duration of the tariff impact on our business and broader end-markets at this time, the future impact could be material. We believe that our diverse set of businesses, along with our strong balance sheet and available liquidity, position us well to manage the direct adverse impacts of the announced tariffs. We have taken actions to manage near-term costs and cash flows, and implemented actions to address potential material sourcing challenges we could face over the near-term.

POTENTIAL IMPACTS OF GEOPOLITICAL CONFLICTS

Ongoing geopolitical conflicts, including the armed conflicts in the Middle East, and governmental actions implemented in response to these conflicts, did not have a significant adverse impact on our operating results during the three months ended March 28, 2026 and March 29, 2025. We are monitoring the availability of certain raw materials that are (i) supplied by businesses in the countries impacted by these conflicts and (ii) impacted by closures or disturbances to critical shipping routes. At this time, we do not expect the potential direct impact to be material to our operating results. These conflicts have created significant additional demand for certain products within our communication technologies business. The longer-term impact of these global events on our business is currently unknown due to the uncertainty around their duration and broader impact.

OTHER SIGNIFICANT MATTERS

•Acquisitions

◦Kranze Technology Solutions, Inc. (“KTS”)
▪Acquired on January 27, 2025 for cash consideration of $340.0, inclusive of amounts paid related to future service obligations of certain existing employees of $46.5 and net of an adjustment to the purchase price of $2.4 recorded during the third quarter of 2025 related to acquired working capital.
▪Post-acquisition operating results of KTS are included within our Detection and Measurement reportable segment.
▪See Note 3 to our condensed consolidated financial statements for additional details.

◦Sigma Heating and Cooling and Omega Heat Pump (“Sigma & Omega”)
▪Acquired on April 15, 2025 for cash consideration of $143.3, net of (i) an adjustment to the purchase price of $0.3 recorded during the fourth quarter of 2025 related to acquired working capital and (ii) cash acquired of $0.2.
▪Post-acquisition operating results of Sigma & Omega are included within our HVAC reportable segment.
▪See Note 3 to our condensed consolidated financial statements for additional details.

◦Thermolec Ltd. (“Thermolec”)
▪Acquired on January 20, 2026 for cash consideration of $140.2, net of cash acquired of $1.3, and was funded through cash on hand.
▪The purchase price is subject to adjustment based upon the final settlement of working capital and cash as of the date of acquisition.
▪Post-acquisition operating results of Thermolec are included within our HVAC reportable segment.

◦Crawford United Corporation (“Crawford United”)
▪Acquired on February 6, 2026 for cash consideration of $299.4, net of cash acquired of $0.6.
▪The acquisition was funded by cash on hand as well as borrowings on our revolving credit facility.
▪Post-acquisition operating results of Crawford United's commercial air handling equipment businesses (“Crawford”) are included within our HVAC reportable segment.

▪Crawford United's industrial and transportation products businesses (“Non-core businesses”), which includes businesses serving aerospace, defense, transportation, and marine markets, are non-core to our long-term strategy. These Non-core businesses were recorded as assets held for sale upon acquisition, with their results reported as discontinued operations while we identified a suitable buyer and executed our plan to sell these businesses within twelve months.
▪On March 27, 2026, we completed the sale of the Non-core businesses for an aggregate cash sale price of $60.0. In connection with the sale, we received net cash of $59.2, net of cash and debt contributed of $1.4 and $2.2, respectively, resulting in a loss of $5.7 recorded to “Loss on disposition of discontinued operation, net of tax” within the condensed consolidated statement of operations for the three months ended March 28, 2026. The sale price is subject to adjustment based on the final working capital and cash as of the date of sale.

•Changes in Estimated Value of an Equity Security - Filtran Group Equity, LLC (“Filtran”)
◦During the three months ended March 29, 2025, we recorded a gain of $4.5 within “Other income (expense), net” related to increases in the estimated value of an equity security in Filtran that we hold, with no change in the estimated value of the equity security recorded during the three months ended March 28, 2026.
◦See Note 17 to our condensed consolidated financial statements for additional details.

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended March 28, 2026 totaled $566.8, compared to $482.6 during the respective period in 2025. The increase in revenues during the three months ended March 28, 2026, compared to the respective prior-year period, was due primarily to (i) inorganic revenue growth resulting from the Sigma & Omega, Thermolec, and Crawford acquisitions within the HVAC reportable segment and the KTS acquisition within the Detection and Measurement reportable segment, and (ii) organic revenue growth within the HVAC and Detection and Measurement reportable segments.

During the three months ended March 28, 2026, we generated operating income of $87.7, compared to $66.6 for the respective period in 2025.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2025 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2026 are March 28, June 27, and September 26, compared to the respective March 29, June 28, and September 27 dates of 2025. We had one less day in the first quarter of 2026 and will have one more day in the fourth quarter of 2026 than in the respective 2025 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the three months ended March 28, 2026, when compared to the consolidated operating results for the 2025 respective period.
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

The following table provides selected financial information for the three months ended March 28, 2026 and March 29, 2025:

	Three months ended
	March 28, 2026	March 29, 2025	% Change
Revenues	$566.8	$482.6	17.4
Gross profit	230.6	195.9	17.7
% of revenues	40.7%	40.6%
Selling, general and administrative expense	119.4	109.5	9.0
% of revenues	21.1%	22.7%
Selling, general and administrative — intangible amortization	23.3	19.7	18.3
Special charges, net	0.2	0.1	*
Other income (expense), net	(3.0)	2.7	*
Interest expense, net	(7.3)	(11.4)	(36.0)
Income from continuing operations before income taxes	77.4	57.9	33.7
Income tax provision	(13.0)	(6.2)	109.7
Income from continuing operations	64.4	51.7	24.6

Components of revenue increase:
Organic			7.4
Foreign currency			1.0
Acquisitions			9.0
Net revenue increase			17.4
_________________________________
*    Not meaningful for comparison purposes.

Revenues — The increase in revenues for the three months ended March 28, 2026, compared to the respective period in 2025, was due primarily to (i) inorganic revenue growth resulting from the Sigma & Omega, Thermolec, and Crawford acquisitions within the HVAC reportable segment and the KTS acquisition within the Detection and Measurement reportable segment, and (ii) organic revenue growth within the HVAC and Detection and Measurement reportable segments.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three months ended March 28, 2026, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective period in 2025, was due primarily to (i) favorable product mix within the Detection and Measurement reportable segment, inclusive of higher software-as-a-service revenue within our transportation systems business which has higher than typical margins, and (ii) the impact of the organic and inorganic revenue growth mentioned above, partially offset by lower margins within our HVAC reportable segment driven by start-up costs and related inefficiencies associated with our capacity expansion initiatives.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended March 28, 2026, the increase in SG&A expense, compared to the respective period in 2025, was due primarily to (i) increases in personnel costs due to annual merit increases and growth-related headcount additions, (ii) incremental SG&A resulting from the acquisitions of Sigma & Omega, Thermolec, Crawford and KTS of $1.9, and (iii) higher travel and advertising costs supporting our growth of $1.2, partially offset by lower acquisition and integration-related costs of $1.1.

Selling, General and Administrative — Intangible Amortization — For the three months ended March 28, 2026, the increase in intangible asset amortization expense, compared to the respective period in 2025, was primarily related to incremental amortization associated with (i) customer backlog from the Crawford acquisition and (ii) other intangible assets associated with the acquisitions of Sigma & Omega, Thermolec, Crawford and a full quarter's amortization related to the KTS acquisition.

Special Charges, net — Special charges, net for the three months ended March 28, 2026 and March 29, 2025 related primarily to severance costs associated with restructuring actions. See Note 7 to our condensed consolidated financial statements for additional details.

Other Income (Expense), net — Other expense, net, for the three months ended March 28, 2026 was composed primarily of pension and postretirement expense of $1.3, environmental remediation charges of $1.2, expense derived from company-owned life insurance (“COLI”) policies of $0.4, and foreign currency transaction losses of $0.1.

Other income, net, for the three months ended March 29, 2025 was composed primarily of a gain of $4.5 related to a change in the net asset value of our equity security in Filtran and $1.7 of income derived from COLI policies, partially offset by environmental remediation charges of $1.2, pension and postretirement expense of $1.4 (including net settlement and actuarial losses of $0.8), foreign currency transaction losses of $0.5, and losses on disposal of property, plant and equipment of $0.4.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three months ended March 28, 2026, compared to the respective period in 2025, was the result of lower average debt balances resulting from the repayment in the third quarter of 2025 of borrowings then-outstanding under our revolving credit facility from a portion of the net proceeds of the underwritten public offering of our common stock completed in that quarter. This was partially offset by borrowings associated with the Crawford United acquisition. Refer to Note 12 to the condensed consolidated financial statements for additional details.

Income Tax Provision — For the three months ended March 28, 2026, we recorded an income tax provision of $13.0 on $77.4 of pre-tax income from continuing operations, resulting in an effective rate of 16.8%. This compares to an income tax provision for the three months ended March 29, 2025 of $6.2 on $57.9 of pre-tax income from continuing operations, resulting in an effective rate of 10.7%. The most significant item impacting the income tax provision for the first quarters of 2026 and 2025 was $7.0 and $8.5, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 6 to our condensed consolidated financial statements for a description of our reportable segments.
HVAC Reportable Segment

	Three months ended
	March 28, 2026	March 29, 2025	% Change
Revenues	$394.0	$323.0	22.0
Income	88.6	73.9	19.9
% of revenues	22.5%	22.9%
Components of revenue increase:
Organic			9.6
Foreign currency			0.9
Acquisitions			11.5
Net revenue increase			22.0
Revenues — For the three months ended March 28, 2026, the increase in revenues, compared to the respective period in 2025, was due primarily to inorganic revenue growth resulting from the Sigma & Omega, Thermolec, and Crawford acquisitions and organic revenue growth. The organic revenue growth was due primarily to (i) higher volumes of cooling products primarily associated with increased data center demand and higher throughput resulting from increased capacity and (ii) higher volumes of heating products.

Income — For the three months ended March 28, 2026, the increase in income, compared to the respective period in 2025, was primarily attributable to the revenue growth mentioned above. The decline in margin, compared to the respective period in 2025, was due primarily to incremental start-up costs and related inefficiencies associated with our capacity expansion initiatives, partially offset by leverage on fixed costs, particularly within SG&A expenses, driven by the higher volumes mentioned above.

Backlog — The segment had backlog of $755.3 and $451.3 as of March 28, 2026 and March 29, 2025, respectively. Backlog associated with the Crawford, Thermolec, and Sigma & Omega acquisitions totaled $73.1, $2.2, and $55.0, respectively, as of March 28, 2026.

Detection and Measurement Reportable Segment

	Three months ended
	March 28, 2026	March 29, 2025	% Change
Revenues	$172.8	$159.6	8.3
Income	46.7	36.6	27.6
% of revenues	27.0%	22.9%
Components of revenue increase:
Organic			3.0
Foreign currency			1.4
Acquisitions			3.9
Net revenue increase			8.3
Revenues — For the three months ended March 28, 2026, the increase in revenues, compared to the respective period in 2025, was due primarily to inorganic revenue growth resulting from the KTS acquisition and organic revenue growth. The organic revenue growth was due primarily to higher volumes within our transportation systems business.

Project volumes, primarily within our communication technologies, aids to navigation, and transportation systems businesses, can vary from period to period based on the timing of project execution.

Income — For the three months ended March 28, 2026, the increases in income and margin, compared to the respective period in 2025, were primarily due to the revenue growth mentioned above and a more favorable product mix, inclusive of higher software-as-a-service revenue within our transportation systems business which has higher-than-typical margins.

Backlog — The segment had backlog of $333.0 and $345.5 as of March 28, 2026 and March 29, 2025, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended
	March 28, 2026	March 29, 2025	% Change
Total consolidated revenues	$566.8	$482.6	17.4
Corporate expense	14.5	14.0	3.6
% of revenues	2.6%	2.9%
Long-term incentive compensation expense	3.7	3.7	—
Corporate Expense — Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters in Charlotte, North Carolina. The increase in corporate expense during the three months ended March 28, 2026, compared to the respective period in 2025, was primarily due to higher expense related to acquisition and integration-related costs of $0.5, predominantly driven by the Crawford and Thermolec acquisitions.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes.

See Note 14 to our condensed consolidated financial statements for further details on our long-term incentive compensation plans.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 28, 2026 and March 29, 2025.

	Three months ended
	March 28, 2026	March 29, 2025
Continuing operations:
Cash flows from (used in) operating activities	$29.8	$(10.4)
Cash flows used in investing activities	(455.0)	(306.6)
Cash flows from financing activities	157.6	335.7
Cash flows from (used in) discontinued operations	60.0	(0.5)
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.1)	2.6
Net change in cash and equivalents	$(207.7)	$20.8

Operating Activities — The increase in cash flows from operating activities during the three months ended March 28, 2026, compared to the respective period in 2025, was due primarily to amounts paid into an escrow account during the first quarter of 2025 in connection with the KTS acquisition related to future service obligations of certain employees of $46.5, as well as the increase in income, exclusive of non-cash items, generated from continuing operations during the three months ended March 28, 2026. This increase was partially offset by growth-related increases to working capital, inclusive of growth in inventory to support our higher backlog.

Investing Activities — Cash flows used in investing activities for the three months ended March 28, 2026 were comprised primarily of net cash utilized in the acquisitions of Thermolec and Crawford of $439.6 and capital expenditures of $18.5 (inclusive of $10.8 related to capacity expansions for our engineered air movement and handling and cooling products businesses within the HVAC reportable segment), partially offset by net proceeds from COLI policies of $3.1.

Cash flows used in investing activities for the three months ended March 29, 2025 were comprised primarily of net cash utilized in acquisitions, including KTS, of $304.1 and capital expenditures of $5.5, partially offset by net proceeds from COLI policies of $3.0.

Financing Activities — Cash flows from financing activities for the three months ended March 28, 2026 were comprised of net borrowings under our credit facilities and trade receivables financing arrangement of $150.0 and $22.0, respectively, primarily in connection with the Crawford acquisition and net borrowings under our other various debt instruments of $0.2. These net borrowings were partially offset by minimum tax withholdings paid on behalf of employees related to long-term incentive awards, net of proceeds from options exercised, of $14.6.

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

Discontinued Operations — Cash flows from discontinued operations for the three months ended March 28, 2026 relate primarily to proceeds from the sale of the Non-core businesses of $59.2, net of cash and debt contributed of $1.4 and $2.2, respectively, and cash generated from the Non-core businesses during the period of ownership.

Cash flows used in discontinued operations for the three months ended March 29, 2025 related primarily to disbursements for costs incurred to support our wound-down DBT Technologies (PTY) LTD (“DBT”) subsidiary through actions associated with the liquidation of a subcontractor.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first quarters of 2026 and 2025.
Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the three months ended March 28, 2026.

	December 31, 2025	Borrowings	Repayments	Other(5)	March 28, 2026
Revolving loans(1)	$—	$189.5	$(39.5)	$—	$150.0
Term loan(2)	499.1	—	—	0.1	499.2
Trade receivables financing arrangement(3)	—	111.0	(89.0)	—	22.0
Other indebtedness(4)	2.5	0.2	—	0.1	2.8
Total debt	501.6	$300.7	$(128.5)	$0.2	674.0
Less: short-term debt	1.4				23.6
Less: current maturities of long-term debt	3.5				6.7
Total long-term debt	$496.7				$643.7
__________________________
(1)The revolving credit facility extends through September 9, 2030 under the terms of the agreement governing our senior credit facilities and is primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and was utilized as a partial funding mechanism for the Crawford acquisition.
(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $500.0, beginning in December 2026 and in the first three quarters of 2027, and 1.25% during the fourth quarter of 2027, and all quarters of 2028 and 2029, and the first two quarters of 2030. The remaining balances are payable in full on September 9, 2030. Balances are net of unamortized debt issuance costs of $0.8 and $0.9 at March 28, 2026 and December 31, 2025, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At March 28, 2026, we had $72.3 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $22.0.
(4)Primarily includes balances under a purchase card program of $1.6 and $1.4 and finance lease obligations of $1.2 and $1.1 at March 28, 2026 and December 31, 2025, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the amortization of debt issuance costs associated with the term loan.
At March 28, 2026, we were in compliance with all covenants of the agreement governing our senior credit facilities.
Availability — At March 28, 2026, we had $1,347.3 of available borrowing capacity under our revolving credit facility, after giving effect to borrowings under the domestic revolving loan facility of $150.0 and $2.7 reserved for outstanding letters of credit. In addition, at March 28, 2026, we had $17.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $7.9 reserved for outstanding letters of credit.
Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, finance leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.

We have investments in COLI policies, which are recorded at their cash surrender value of $59.9 and $60.3 at March 28, 2026 and December 31, 2025, respectively. We have the ability to borrow against a portion of our investment in the COLI policies as an additional source of liquidity. There were no amounts borrowed at March 29, 2025 and December 31, 2025. Any amounts borrowed would incur interest at a rate of 5.3%. At March 28, 2026, we had capacity to borrow approximately $34.0 against these policies. See Note 12 to the condensed consolidated financial statements for additional information.

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, COLI policies, and foreign currency forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
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
Other Matters
Contractual Obligations — Other than the borrowings under our revolving loan facility in connection with the Crawford United acquisition discussed above, there have been no material changes in the amounts of our contractual obligations from those disclosed in our 2025 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $6.9 as of March 28, 2026.

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
In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” herein, and “Risk Factors” in our 2025 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2025 Annual Report on Form 10-K, the discussion within which is incorporated herein by reference. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2025 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2025 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 28, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2026.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 28, 2026 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 15, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Other than as noted below, there have been no material changes to our risk factors as previously disclosed in our 2025 Annual Report on Form 10-K.

The conflict between the United States, Israel, and Iran and related geopolitical instability may adversely affect our business.

In February 2026, a conflict arose in the Middle East involving primarily the United States, Israel and Iran. Although we do not have operations in the Middle East, the ongoing conflict, including additional military actions, retaliatory measures, sanctions, continued disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heightened inflationary pressures on our raw material costs and supply chain, and adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall global macroeconomic conditions. While we do not expect that the impact of the conflict between the United States, Israel, and Iran will have a direct adverse effect on our business, we are unable to predict the extent or nature of any of these indirect impacts from the continuation of this conflict on our business, financial condition and results of operations at this time, and such impacts could be material.

Recent and proposed actions with respect to U.S. tariffs could materially adversely affect our business and results of operations.

In 2025, the U.S. government imposed a series of tariffs on many U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). On February 20, 2026, the United States Supreme Court issued a ruling invalidating tariffs previously imposed under IEEPA. Following the Supreme Court’s decision, the U.S. government announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from many countries, in addition to any existing non-IEEPA tariffs. While the Company has substantially been able to mitigate the impact of tariffs, including tariffs under IEEPA, through pricing and other actions, it may be unable to do so under recently announced or future U.S. tariffs, including the tariffs imposed by executive proclamation on April 2, 2026 under Section 232 of the Trade Expansion Act of 1962 (the “Section 232 Tariffs”) on imported goods that include aluminum, steel or copper. Generally, the Section 232 Tariffs are based on the full customs value of goods that include any of the covered metals rather than being based on the portion of the covered metal included in the imported good as applied under the tariffs previously imposed. There is uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. Such tariff actions, including the Section 232 Tariffs, could have a material adverse impact on our business, results of operations and cash flows.

As a result of the Supreme Court’s decision invalidating the tariffs imposed by the U.S. government in 2025 under IEEPA, entities that paid such tariffs, including the Company, are entitled to seek refunds the U.S. government for payments of the invalidated tariffs. The ultimate availability, timing, and amount of any such refunds we may receive is uncertain and could be subject to further legal, regulatory, and administrative developments.

ITEM 5. Other Information

No director or officer of SPX adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 28, 2026.

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

SPX TECHNOLOGIES, INC.
(Registrant)

Date: April 30, 2026	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: April 30, 2026	By	/s/ Mark A. Carano
Vice President, Chief Financial Officer and Treasurer