Form 10-Q
period 2026-09-26
SPX Technologies, Inc.
filed 2026-10-30
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026

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
Common shares outstanding October 23, 2026, 50,102,017

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenues	$714.5	$592.8	$1,960.3	$1,627.8
Costs and expenses:
Cost of products sold	435.0	353.3	1,177.4	963.5
Selling, general and administrative	132.7	117.7	382.0	344.4
Selling, general and administrative — intangible amortization	31.5	24.6	81.1	68.9
Special charges, net	—	0.1	1.8	0.2
Other operating expense, net	—	—	—	0.5
Operating income	115.3	97.1	318.0	250.3

Other income (expense), net	1.5	(3.2)	(6.6)	(2.6)
Interest expense	(11.1)	(12.0)	(28.3)	(39.9)
Interest income	0.6	1.1	2.8	3.0
Loss on amendment/refinancing of senior credit agreement	—	(1.5)	—	(1.5)
Income from continuing operations before income taxes	106.3	81.5	285.9	209.3
Income tax provision	(24.0)	(18.4)	(59.9)	(42.0)
Income from continuing operations	82.3	63.1	226.0	167.3

Income from discontinued operations, net of tax	—	—	1.6	—
Loss on disposition of discontinued operations, net of tax	(0.4)	(0.4)	(7.4)	(1.2)
Loss from discontinued operations, net of tax	(0.4)	(0.4)	(5.8)	(1.2)

Net income	$81.9	$62.7	$220.2	$166.1

Basic income per share of common stock:
Income from continuing operations	$1.64	$1.31	$4.52	$3.55
Loss from discontinued operations	—	(0.01)	(0.12)	(0.02)
Net income per share	$1.64	$1.30	$4.40	$3.53

Weighted-average number of common shares outstanding — basic	50.088	48.170	50.029	47.120

Diluted income per share of common stock:
Income from continuing operations	$1.62	$1.29	$4.47	$3.50
Loss from discontinued operations	—	(0.01)	(0.12)	(0.02)
Net income per share	$1.62	$1.28	$4.35	$3.48

Weighted-average number of common shares outstanding — diluted	50.645	48.919	50.611	47.794

Comprehensive income	$89.8	$56.1	$199.6	$199.7

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 26, 2026	December 31, 2025
ASSETS
Current assets:
Cash and equivalents	$119.2	$364.0
Accounts receivable, net	476.6	357.2
Contract assets	90.3	65.0
Inventories, net	422.9	302.2
Other current assets	48.3	55.3
Total current assets	1,157.3	1,143.7
Property, plant and equipment:
Land	28.3	26.9
Buildings and leasehold improvements	200.7	167.9
Machinery and equipment	407.2	338.1
	636.2	532.9
Accumulated depreciation	(262.5)	(242.1)
Property, plant and equipment, net	373.7	290.8
Goodwill	1,612.7	1,043.4
Intangibles, net	1,503.0	868.2
Other assets	196.2	250.2
Deferred income taxes	2.9	2.2
Assets of DBT and Heat Transfer (includes cash and equivalents of $1.6 and $2.0 at September 26, 2026 and December 31, 2025, respectively) (Note 3)	5.8	6.1
TOTAL ASSETS	$4,851.6	$3,604.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$201.7	$145.2
Contract liabilities	117.6	115.8
Accrued expenses	194.7	185.2
Income taxes payable	26.1	10.0
Short-term debt	74.2	1.4
Current maturities of long-term debt	13.0	3.5
Total current liabilities	627.3	461.1

Long-term debt	1,247.5	496.7
Deferred and other income taxes	277.7	149.7
Other long-term liabilities	239.6	245.5
Liabilities of DBT and Heat Transfer (Note 3)	14.3	14.1
Total long-term liabilities	1,779.1	906.0
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (57,702,924 and 50,096,200 issued and outstanding at September 26, 2026, respectively, and 57,570,062 and 49,866,896 issued and outstanding at December 31, 2025, respectively)	0.6	0.6
Paid-in capital	1,940.8	1,938.2
Retained earnings	703.0	482.8
Accumulated other comprehensive income	239.9	260.5
Common stock in treasury (7,606,724 and 7,703,166 shares at September 26, 2026 and December 31, 2025, respectively)	(439.1)	(444.6)
Total stockholders' equity	2,445.2	2,237.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,851.6	$3,604.6

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended September 26, 2026
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at June 27, 2026	$0.6	$1,933.8	$621.1	$232.0	$(439.1)	$2,348.4
Net income	—	—	81.9	—	—	81.9
Other comprehensive income, net	—	—	—	7.9	—	7.9
Incentive plan activity	—	3.0	—	—	—	3.0
Long-term incentive compensation expense	—	4.3	—	—	—	4.3
Restricted stock unit vesting	—	(0.3)	—	—	—	(0.3)
Balance at September 26, 2026	$0.6	$1,940.8	$703.0	$239.9	$(439.1)	$2,445.2

	Nine months ended September 26, 2026
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2025	$0.6	$1,938.2	$482.8	$260.5	$(444.6)	$2,237.5
Net income	—	—	220.2	—	—	220.2
Other comprehensive loss, net	—	—	—	(20.6)	—	(20.6)
Incentive plan activity	—	13.1	—	—	—	13.1
Long-term incentive compensation expense	—	12.3	—	—	—	12.3
Restricted stock unit vesting	—	(22.8)	—	—	5.5	(17.3)
Balance at September 26, 2026	$0.6	$1,940.8	$703.0	$239.9	$(439.1)	$2,445.2

	Three months ended September 27, 2025
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at June 28, 2025	$0.6	$1,371.6	$342.2	$263.8	$(444.9)	$1,533.3
Net income	—	—	62.7	—	—	62.7
Issuance of common stock in underwritten public offering, net of offering costs of $23.9	—	551.1	—	—	—	551.1
Other comprehensive loss, net	—	—	—	(6.6)	—	(6.6)
Incentive plan activity	—	3.7	—	—	—	3.7
Long-term incentive compensation expense	—	4.2	—	—	—	4.2
Restricted stock unit vesting	—	(0.2)	—	—	0.1	(0.1)
Balance at September 27, 2025	$0.6	$1,930.4	$404.9	$257.2	$(444.8)	$2,148.3

	Nine months ended September 27, 2025
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2024	$0.5	$1,373.5	$238.8	$223.6	$(452.0)	$1,384.4
Net income	—	—	166.1	—	—	166.1
Issuance of common stock in underwritten public offering, net of offering costs of $23.9	—	551.1	—	—	—	551.1
Other comprehensive income, net	—	—	—	33.6	—	33.6
Incentive plan activity	0.1	13.6	—	—	—	13.7
Long-term incentive compensation expense	—	11.8	—	—	—	11.8
Restricted stock unit vesting	—	(19.6)	—	—	7.2	(12.4)
Balance at September 27, 2025	$0.6	$1,930.4	$404.9	$257.2	$(444.8)	$2,148.3

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 26, 2026	September 27, 2025
Cash flows from (used in) operating activities:
Net income	$220.2	$166.1
Less: Loss from discontinued operations, net of tax	(5.8)	(1.2)
Income from continuing operations	226.0	167.3
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	1.8	0.2
Gain on change in value of equity security	(3.6)	(4.5)
Loss on amendment/refinancing of senior credit agreement	—	1.5
Amortization of compensation expense related to acquisition (Refer to Note 3)	8.7	17.4
Deferred and other income taxes	(22.6)	14.8
Depreciation and amortization	109.2	91.9
Pension and other employee benefits	14.5	12.1
Long-term incentive compensation	12.3	11.8
Other, net, including allowance for doubtful accounts	(2.5)	(0.4)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(86.0)	(94.9)
Contribution related to employee retention agreements from acquisition (Refer to Note 3)	—	(46.5)
Inventories	(90.2)	(26.1)
Accounts payable, accrued expenses and other	13.2	(3.2)
Cash spending on restructuring actions	(0.5)	(1.6)
Net cash from continuing operations	180.3	139.8
Net cash used in discontinued operations	(0.8)	(1.7)
Net cash from operating activities	179.5	138.1
Cash flows from (used in) investing activities:
Proceeds (repayments) related to company-owned life insurance policies, net	3.4	(30.3)
Distribution from equity security (Refer to Note 17)	61.8	—
Business acquisitions, net of cash acquired	(1,286.6)	(445.3)
Capital expenditures	(79.6)	(23.6)
Net cash used in continuing operations	(1,301.0)	(499.2)
Net cash from discontinued operations	59.2	—
Net cash used in investing activities	(1,241.8)	(499.2)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	1,049.9	978.0
Repayments under senior credit facilities	(289.9)	(1,082.6)
Borrowings under trade receivables arrangement	453.0	280.0
Repayments under trade receivables arrangement	(380.0)	(289.0)
Net borrowings (repayments) under other financing arrangements	(0.4)	0.1
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(14.9)	(8.3)
Proceeds of issuance of common stock in underwritten public offering, net of offering costs of $23.9	—	551.1
Financing fees paid	—	(4.7)
Net cash from continuing operations	817.7	424.6
Net cash from (used in) discontinued operations	—	—
Net cash from financing activities	817.7	424.6
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.6)	6.5
Net change in cash and equivalents	(245.2)	70.0
Consolidated cash and equivalents, beginning of period	366.0	161.4
Consolidated cash and equivalents, end of period	$120.8	$231.4

	Nine months ended
	September 26, 2026	September 27, 2025
Components of cash and equivalents:
Cash and equivalents	$119.2	$229.4
Cash and equivalents included in assets of DBT and Heat Transfer	1.6	2.0
Total cash and equivalents	$120.8	$231.4

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
Acquisition of Sigma & Omega
On April 15, 2025, we completed the acquisitions of Sigma Heating and Cooling and Omega Heat Pump (“Sigma & Omega”), which specialize in highly engineered hydronic heating and cooling equipment, including vertical stack heat pumps and fan coils, institutional heating products, and both air-cooled and water-cooled commercial self-contained units. We purchased Sigma & Omega for cash consideration of $143.3, net of (i) an adjustment to the purchase price of $0.3 recorded during the fourth quarter of 2025 related to acquired working capital and (ii) cash acquired of $0.2. The acquisition was financed primarily through cash on hand, supplemented by borrowings on our revolving credit facility under our senior credit facilities. The post-acquisition operating results of Sigma & Omega are reflected within our HVAC reportable segment.
Acquisition of Thermolec
On January 20, 2026, we completed the acquisition of Thermolec Ltd. (“Thermolec”), which specializes in custom electric duct heating and related solutions. We purchased Thermolec for cash consideration of $140.5, inclusive of an adjustment to the purchase price of $0.3 recorded during the third quarter of 2026 related to acquired working capital and net of cash acquired of $1.3. The acquisition was funded through cash on hand. The post-acquisition operating results of Thermolec are reflected within our HVAC reportable segment.
Acquisition of Crawford
On February 6, 2026, we completed the acquisition of Crawford United Corporation (“Crawford United”), which specializes in highly engineered air handling and industrial products. We purchased Crawford United for cash consideration of $299.4, net of cash acquired of $0.6. The acquisition was funded through cash on hand and borrowings on our revolving credit facility under our senior credit facilities. The post-acquisition results of Crawford United's commercial air handling equipment businesses (“Crawford”) are reflected within our HVAC reportable segment. Crawford United's industrial and transportation products businesses (“Non-core businesses”), which includes businesses serving aerospace, defense, transportation, and marine markets, are non-core to our long-term strategy. These Non-core businesses were recorded as assets held for sale upon acquisition, with their results reported as discontinued operations while we identified a suitable buyer and executed our plan to sell these businesses within twelve months.
On March 27, 2026, we completed the sale of the Non-core businesses for an aggregate cash sale price of $60.0. In connection with the sale, we received net cash proceeds of $59.2, net of cash and debt contributed of $1.4 and $2.2, respectively, and recorded a loss of $5.7 to “Loss on disposition of discontinued operations, net of tax” within the condensed consolidated statement of operations for the nine months ended September 26, 2026. Refer to Note 3 for additional information.
Acquisition of Neptronic
On July 22, 2026, we completed the acquisition of Neptronic Inc. (“Neptronic”), which specializes in highly engineered HVAC solutions, including intelligent controls, electric duct heaters, humidifiers, actuators and valves. We purchased Neptronic for net cash consideration of $428.4, net of cash acquired of $6.1. The purchase price is subject to adjustment based on the final calculation of working capital and cash as of the date of acquisition. The acquisition was funded through borrowings of $340.0 on our revolving credit facility under our senior credit facilities and cash on hand. The post-acquisition operating results of Neptronic are reflected within our HVAC reportable segment.
Acquisition of FIS Water
On September 15, 2026, we completed the acquisition of FIS Water, LLC (“FIS Water”), which comprises a portfolio of well-established brands providing highly engineered water management and control solutions used primarily in commercial and industrial cooling applications. We purchased FIS Water for net cash consideration of $405.0, net of cash acquired of $6.7. The purchase price is subject to adjustment based on the final calculation of working capital and cash as of the date of acquisition. The acquisition was funded through borrowings on our revolving credit facility under our senior credit facilities. The post-acquisition operating results of FIS Water are reflected within our HVAC reportable segment.
The assets acquired and liabilities assumed in the Thermolec, Crawford, Neptronic, and FIS Water transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain tangible and intangible assets, tax amounts and other judgmental reserves.
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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2026 are March 28, June 27, and September 26, compared to the respective March 29, June 28, and September 27 dates of 2025. We had one less day in the first quarter of 2026 and will have one more day in the fourth quarter of 2026 than in the respective 2025 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the nine months ended September 26, 2026, when compared to the consolidated operating results for the respective 2025 period.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants by Business Entities, which establishes authoritative guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with the option to apply the standard on a modified prospective approach, modified retrospective approach, or a retrospective approach, with early adoption permitted. We are currently evaluating the impact of ASU 2025-10 on our consolidated financial position, results of operations and cash flows.

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
Acquisitions

From time to time, we may make acquisitions that do not significantly impact our financial position or operations. These acquisitions primarily complement our existing business operations or strategic initiatives with no significant impact to our financial outlook and end markets, nor requiring a significant investment of resources. Such acquisitions are not separately identified within the interim financial information included in this report on Form 10-Q. During the nine months ended September 26, 2026 and September 27, 2025, cash outflows, net of cash acquired, related to such acquisitions totaled $13.3 and $8.2, respectively. The post-acquisition operating results of the 2026 activity are recorded within our Detection and Measurement reportable segment, with the 2025 activity reflected within our HVAC reportable segment.

Acquisition of FIS Water

As indicated in Note 1, on September 15, 2026, we completed the acquisition of FIS Water for cash consideration of $405.0, net of cash acquired of $6.7. The purchase price is subject to adjustment based on the final calculation of working capital and cash as of the date of acquisition.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for FIS Water as of September 15, 2026:

Assets acquired:
Current assets, including cash and equivalents of $6.7	$31.4
Property, plant and equipment	2.9
Goodwill	176.7
Intangible assets	238.9
Other assets	3.6
Total assets acquired	453.5

Current liabilities assumed	9.9
Non-current liabilities assumed (1)	31.9

Net assets acquired	$411.7
___________________________
(1)Includes net deferred income tax liabilities of $28.5 and other liabilities of $3.4, respectively.

The identifiable intangible assets acquired related to FIS Water consist of customer relationships, technology, definite-lived trademarks, and customer backlog of $182.2, $24.3, $24.3, and $8.1, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize these customer relationships, technology, definite-lived trademark, and customer backlog assets over 14.0, 13.0, 15.0, and 1.0 years, respectively.

We acquired gross receivables related to FIS Water of $10.7, which had the same fair value at the acquisition date based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected market growth for FIS Water's existing operations, increased volumes achieved through commercial synergies with existing SPX businesses, procurement and operational savings and efficiencies, and various other factors. We expect a portion of the goodwill described above to be deductible for tax purposes.

We recognized revenues and a net loss for FIS Water of $3.8 and $0.8, respectively, for the three and nine months ended September 26, 2026, with the net loss impacted by charges during the three and nine months ended September 26, 2026 of $2.1 associated with amortization of the various intangible assets mentioned above.

Acquisition of Neptronic

As indicated in Note 1, on July 22, 2026, we completed the acquisition of Neptronic for cash consideration of $428.4, net of cash acquired of $6.1. The purchase price is subject to adjustment based on the final calculation of working capital and cash as of the date of acquisition.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Neptronic as of July 22, 2026:

Assets acquired:
Current assets, including cash and equivalents of $6.1	$29.3
Property, plant and equipment	15.4
Goodwill	191.9
Intangible assets	273.5
Total assets acquired	510.1

Current liabilities assumed	3.1
Non-current liabilities assumed (1)	72.5

Net assets acquired	$434.5
___________________________
(1)Includes net deferred income tax liabilities of $72.5.

The identifiable intangible assets acquired consist of customer relationships, technology, definite-lived trademarks, and backlog of $212.0, $29.5, $25.5, and $6.5, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize the customer relationships, technology, definite-lived trademark, and backlog assets over 15.0, 13.0, 15.0, and 2.0 years, respectively.

We acquired gross receivables of $11.5, which had the same fair value at the acquisition date based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected market growth for Neptronic's existing operations, increased volumes achieved through commercial synergies with existing SPX businesses, procurement and operational savings and efficiencies, and various other factors. We expect none of the goodwill described above to be deductible for tax purposes.

We recognized revenues and net income for Neptronic of $16.4 and $1.2, respectively, for the three and nine months ended September 26, 2026, with the net income impacted by charges of $4.6 associated with amortization of the various intangible assets mentioned above.

Acquisition of Crawford United

As indicated in Note 1, on February 6, 2026, we completed the acquisition of Crawford United for net cash consideration of $299.4, net of cash acquired of $0.6.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Crawford United as of February 6, 2026:

Assets acquired:
Current assets, including cash and equivalents of $0.6	$21.9
Property, plant and equipment	4.0
Goodwill	130.9
Intangible assets	128.4
Other assets	6.0
Assets held for sale (Non-core businesses)	80.2
Total assets acquired	371.4

Current liabilities assumed	14.8
Non-current liabilities assumed (1)	36.5
Liabilities held for sale (Non-core businesses)	20.1

Net assets acquired	$300.0
___________________________
(1)Includes net deferred income tax liabilities and other liabilities of $32.1 and $4.4, respectively.

The identifiable intangible assets acquired related to Crawford consist of customer relationships, technology, customer backlog, and definite-lived trademarks of $81.1, $17.7, $14.9, and $14.7 respectively, with such amounts based on an assessment of the related fair values. We expect to amortize these customer relationships, technology, customer backlog, and definite-lived trademark assets over 11.0, 12.0, 1.0, and 11.0 years, respectively.

We acquired gross receivables related to Crawford of $12.8, which had a fair value of $12.6 at the acquisition date based on our estimates of cash flows expected to be recovered.

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

We recognized revenues and net income for Crawford of $21.3 and $0.1, and $58.0 and $0.7, respectively, for the three and nine months ended September 26, 2026, with the net income impacted by charges during the three and nine months ended September 26, 2026 of $6.1 and $17.6, respectively, associated with amortization of the various intangible assets mentioned above, and for the nine months ended September 26, 2026, $0.1 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold.

Acquisition of Thermolec

As indicated in Note 1, on January 20, 2026, we completed the acquisition of Thermolec for cash consideration of $140.5, inclusive of an adjustment to the purchase price of $0.3 recorded during the third quarter of 2026 related to acquired working capital and net of cash acquired of $1.3.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Thermolec as of January 20, 2026:

Assets acquired:
Current assets, including cash and equivalents of $1.3	$11.1
Property, plant and equipment	0.8
Goodwill	75.3
Intangible assets	79.4
Other assets	1.2
Total assets acquired	167.8

Current liabilities assumed	4.4
Non-current liabilities assumed (1)	21.6

Net assets acquired	$141.8
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

We recognized revenues and net income for Thermolec of $9.1 and $0.7, and $24.9 and $2.3, respectively, for the three and nine months ended September 26, 2026, with the net income impacted by charges during the three and nine months ended September 26, 2026 of $1.7 and $4.5, respectively, associated with amortization of the various intangible assets mentioned above, and $0.4 during the nine months ended September 26, 2026 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold.

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

In connection with the acquisition of KTS, and as required by the acquisition agreement, we assumed employee retention agreements with certain employees, totaling $46.5, that include future service obligations. In the event employees forfeit any amounts under the terms of the agreements, such amounts are due to the seller of KTS. We funded the amounts related to these retention agreements through a reduction in the purchase price, with $46.5 paid into an escrow account at the time of the acquisition closing, as required by the acquisition agreement. The deferred compensation assets related to these agreements will be amortized over the agreement terms which range from 2 to 8 years. During the three and nine months ended September 26, 2026 and September 27, 2025, we recognized compensation costs of $2.4 and $8.7, and $6.5 and $17.4, respectively, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations, related to such retention agreements. The remaining deferred compensation assets of $4.9 and $8.7 are recorded within “Other current assets” and “Other assets”, respectively, within our condensed consolidated balance sheet as of September 26, 2026. At December 31, 2025, deferred compensation assets of $11.4 and $10.9 were recorded within “Other current assets” and “Other assets”, respectively, within our condensed consolidated balance sheet.

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

The following unaudited pro forma information presents our condensed consolidated results of operations for the three and nine months ended September 26, 2026 and September 27, 2025, respectively, as if the acquisitions of FIS Water, Neptronic, Crawford and Thermolec had taken place on January 1, 2025 and the acquisition of KTS had taken place on January 1, 2024. The unaudited pro forma financial information is not intended to represent or be indicative of our condensed consolidated results of operations that would have been reported had the acquisitions been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of FIS Water, Neptronic, Crawford, Thermolec or KTS. These pro forma condensed consolidated results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisitions, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment, intangible assets and compensation costs related to acquired retention agreements, adjustments to reflect charges associated with acquisition-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred beginning during the first quarter of 2025 for Crawford and Thermolec and the first quarter of 2024 for KTS, and the related income tax effects.

	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenues	$739.9	$664.9	$2,046.4	$1,847.8
Income from continuing operations	91.3	54.7	209.7	145.0
Net income	90.9	54.3	203.9	143.8

Income from continuing operations per share of common stock:
Basic	$1.82	$1.14	$4.19	$3.08
Diluted	$1.80	$1.12	$4.14	$3.03

Net income per share of common stock:
Basic	$1.81	$1.13	$4.08	$3.05
Diluted	$1.79	$1.11	$4.03	$3.01

Acquisition and Integration-related Costs

During the three and nine months ended September 26, 2026 and September 27, 2025, we incurred acquisition and integration-related costs of $9.6 and $22.2 and $8.1 and $25.0, respectively. In addition, we recorded these amounts as shown below within consolidated operating income in Note 6:

Acquisition and integration-related costs
	Three months ended		Nine months ended
Affected line item in Note 6	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Corporate expense	$3.9	$0.4	$8.0	$4.0
Acquisition and integration-related costs	5.5	7.7	13.7	21.0
Long-term incentive compensation expense	0.2	—	0.5	—
Consolidated operating income	$9.6	$8.1	$22.2	$25.0

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
On March 27, 2026, we completed the sale of the Non-core businesses for an aggregate cash sale price of $60.0. In connection with the sale, we received net cash proceeds of $59.2, net of cash and debt contributed of $1.4 and $2.2, respectively, and recorded a loss of $5.7 to “Loss on disposition of discontinued operations, net of tax” within the condensed consolidated statement of operations for the nine months ended September 26, 2026.

For the nine months ended September 26, 2026, results of operations from the Non-core businesses prior to their sale were as follows:

Nine months ended
September 26, 2026
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

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of September 26, 2026 and December 31, 2025. The major line items constituting DBT’s assets and liabilities as of September 26, 2026 and December 31, 2025 are shown below:

	September 26, 2026	December 31, 2025
ASSETS
Cash and equivalents	$1.6	$2.0
Other current assets(1)	3.9	3.8
Total assets of DBT	$5.5	$5.8
LIABILITIES
Accounts payable(1)	$0.1	$0.1
Contract liabilities(1)	2.4	2.3
Accrued expenses(1)	7.1	7.0
Other long-term liabilities(1)	4.7	4.7
Total liabilities of DBT	$14.3	$14.1
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
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of September 26, 2026 and December 31, 2025. At September 26, 2026 and December 31, 2025, Heat Transfer had total assets and liabilities of $0.3 and $0.0, respectively.
For the three and nine months ended September 26, 2026 and September 27, 2025, results of operations from our businesses reported as discontinued operations (excluding the Non-core businesses) were as follows:

	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Loss from discontinued operations(1)	$(0.3)	$(0.5)	$(1.5)	$(1.3)
Income tax benefit (provision)	(0.1)	0.1	(0.2)	0.1
Loss from discontinued operations, net	$(0.4)	$(0.4)	$(1.7)	$(1.2)
________________________________
(1)Loss for the three and nine months ended September 26, 2026 and September 27, 2025 related primarily to costs incurred to support DBT through the subcontractor liquidation process mentioned above as well as revisions to liabilities retained in connection with prior dispositions.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three months ended September 26, 2026
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$338.4	$—	$338.4
Hydronic heating, electrical heating, and ventilation	186.6	—	186.6
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	67.3	67.3
Communication technologies, aids to navigation, and transportation systems	—	122.2	122.2
	$525.0	$189.5	$714.5

Timing of Revenue Recognition
Revenues recognized at a point in time	$443.5	$143.2	$586.7
Revenues recognized over time	81.5	46.3	127.8
	$525.0	$189.5	$714.5

	Nine months ended September 26, 2026
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$893.4	$—	$893.4
Hydronic heating, electrical heating, and ventilation	506.2	—	506.2
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	195.8	195.8
Communication technologies, aids to navigation, and transportation systems	—	364.9	364.9
	$1,399.6	$560.7	$1,960.3

Timing of Revenue Recognition
Revenues recognized at a point in time	$1,215.8	$436.9	$1,652.7
Revenues recognized over time	183.8	123.8	307.6
	$1,399.6	$560.7	$1,960.3

	Three months ended September 27, 2025
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$236.5	$—	$236.5
Hydronic heating, electrical heating, and ventilation	150.9	—	150.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	63.4	63.4
Communication technologies, aids to navigation, and transportation systems	—	142.0	142.0
	$387.4	$205.4	$592.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$353.9	$168.0	$521.9
Revenues recognized over time	33.5	37.4	70.9
	$387.4	$205.4	$592.8

	Nine months ended September 27, 2025
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement and handling solutions	$674.4	$—	$674.4
Hydronic heating, electrical heating, and ventilation	412.7	—	412.7
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	189.6	189.6
Communication technologies, aids to navigation, and transportation systems	—	351.1	351.1
	$1,087.1	$540.7	$1,627.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$1,003.4	$461.4	$1,464.8
Revenues recognized over time	83.7	79.3	163.0
	$1,087.1	$540.7	$1,627.8

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

Our contract balances consisted of the following as of September 26, 2026 and December 31, 2025:

Contract Balances	September 26, 2026	December 31, 2025	Change
Contract Accounts Receivable(1)	$457.3	$346.9	$110.4
Contract Assets	90.3	65.0	25.3
Contract Liabilities - current	(117.6)	(115.8)	(1.8)
Contract Liabilities - non-current(2)	(6.7)	(3.6)	(3.1)
Net contract balance	$423.3	$292.5	$130.8
___________________________
(1)Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2)Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.

Our contract balances consisted of the following as of September 27, 2025 and December 31, 2024:

Contract Balances	September 27, 2025	December 31, 2024	Change
Contract Accounts Receivable	$368.1	$305.4	$62.7
Contract Assets	70.3	11.3	59.0
Contract Liabilities - current	(85.1)	(62.3)	(22.8)
Contract Liabilities - non-current	(3.7)	(4.0)	0.3
Net contract balance	$349.6	$250.4	$99.2
The timing of revenue recognition, invoicing and cash collections results in Contract Accounts Receivable, contract assets, and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. In general, we receive payments from customers based on a billing schedule established in our contracts. During the nine months ended September 26, 2026, changes in contract balances were also impacted by the acquisitions of Thermolec, Crawford, Neptronic, and FIS Water. At September 26, 2026, Contract Account Receivables, contract assets, and current contract liabilities attributable to these acquisitions were $41.6, $5.2, and $7.8, respectively. At September 27, 2025, Contract Account Receivables, contract assets, and current contract liabilities attributable to KTS were $10.3, $0.8, and $13.3, respectively.
During the three and nine months ended September 26, 2026, we recognized revenues of $14.7 and $65.3, respectively, related to our contract liabilities at December 31, 2025. During the three and nine months ended September 27, 2025, we recognized revenues of $8.5 and $47.5, respectively, related to our contract liabilities at December 31, 2024.
Performance Obligations

As of September 26, 2026, the aggregate amount allocated to remaining performance obligations was $152.9. We expect to recognize revenue on approximately 50% and 71% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There were no material changes to our operating and finance leases during the three and nine months ended September 26, 2026. Our condensed consolidated balance sheet at September 26, 2026 includes additional operating right-of-use assets and lease obligations of $9.3 and $9.6, respectively, related to the FIS Water, Crawford, and Thermolec acquisitions.

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
HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services package and process cooling equipment, and engineered air movement and handling solutions for the HVAC industrial (including data center and power generation), institutional, and commercial markets, as well as hydronic and electrical heating, controls and ventilation products for the residential, industrial, institutional, and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a global customer base in North America, Europe, and Asia.

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
Corporate Expense
Corporate expense primarily relates to the personnel and general operating costs of our corporate headquarters based in Charlotte, North Carolina.
Financial data for our reportable segments for the three and nine months ended September 26, 2026 and September 27, 2025 are presented below:

	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
HVAC reportable segment
Revenues	$525.0	$387.4	$1,399.6	$1,087.1
Cost of products sold	338.6	236.1	892.4	661.8
Selling, general and administrative expense	65.6	56.9	188.0	161.2
Segment income	$120.8	$94.4	$319.2	$264.1

Detection and Measurement reportable segment
Revenues	$189.5	$205.4	$560.7	$540.7
Cost of products sold	95.4	116.6	281.7	300.3
Selling, general and administrative expense	41.5	37.1	122.4	112.1
Segment income	$52.6	$51.7	$156.6	$128.3

Consolidated revenues	$714.5	$592.8	$1,960.3	$1,627.8
Consolidated income for segments	173.4	146.1	475.8	392.4

Corporate expense	15.8	12.4	46.1	39.7
Acquisition and integration-related costs (1)	5.5	7.7	13.7	21.0
Long-term incentive compensation expense	4.3	4.2	12.3	11.8
Amortization of acquired intangible assets (2)	32.5	24.6	83.9	68.9
Special charges, net	—	0.1	1.8	0.2
Other operating expense, net	—	—	—	0.5
Consolidated operating income	115.3	97.1	318.0	250.3

Other income (expense), net	1.5	(3.2)	(6.6)	(2.6)
Interest expense	(11.1)	(12.0)	(28.3)	(39.9)
Interest income	0.6	1.1	2.8	3.0
Loss on amendment/refinancing of senior credit agreement	—	(1.5)	—	(1.5)
Income from continuing operations before income taxes	$106.3	$81.5	$285.9	$209.3

Capital expenditures:
HVAC reportable segment	$36.4	$6.2	$71.6	$17.0
Detection and Measurement reportable segment	3.4	4.2	7.6	6.6
Capital expenditures of reportable segments	39.8	10.4	79.2	23.6
Corporate	0.2	—	0.4	—
Total capital expenditures	$40.0	$10.4	$79.6	$23.6

Depreciation and amortization:
HVAC reportable segment	$31.4	$19.6	$78.5	$55.4
Detection and Measurement reportable segment	9.5	12.2	29.1	34.7
Depreciation and amortization of reportable segments	40.9	31.8	107.6	90.1
Corporate	0.5	0.6	1.6	1.8
Total depreciation and amortization	$41.4	$32.4	$109.2	$91.9

	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Geographic Areas:
Revenues: (3)
United States	$555.4	$470.5	$1,541.0	$1,312.4
Canada	75.5	55.8	206.3	135.7
China	27.0	18.2	67.5	52.9
United Kingdom	28.3	23.6	71.2	63.5
Other	28.3	24.7	74.3	63.3
	$714.5	$592.8	$1,960.3	$1,627.8

			September 26, 2026	December 31, 2025
Tangible Long-Lived Assets:
United States			$430.1	$419.4
Canada			104.6	88.2
Other			38.1	35.6
Long-lived assets of continuing operations			572.8	543.2
Long-lived assets of discontinued operations, DBT and Heat Transfer			—	—
Total tangible long-lived assets			$572.8	$543.2
________________________________
(1)Represents acquisition and integration-related costs incurred in connection with acquisitions of $5.5 and $13.7 during the three and nine months ended September 26, 2026, respectively, and $7.7 and $21.0 during the three and nine months ended September 27, 2025, respectively. The nine months ended September 26, 2026 includes additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the Thermolec and Crawford acquisitions of $0.4 and $0.1, respectively. Additionally, the three and nine months ended September 26, 2026 includes the amortization of a deferred compensation asset acquired in connection with the KTS acquisition of $2.4 and $8.7, respectively. The three and nine months ended September 27, 2025 includes amortization of a deferred compensation asset acquired in connection with the KTS acquisition of $6.5 and $17.4, respectively. Additionally, the three and nine months ended September 27, 2025 includes additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the KTS acquisition of $0.5 and $1.3, respectively, and the Sigma & Omega acquisition of $0.1 and $0.1, respectively.
(2)Includes intangible asset amortization of $1.0 and $2.8 recorded in cost of products sold within the condensed consolidated statements of operations for the three and nine months ended September 26, 2026, respectively.
(3)Revenues are included in the above geographic areas based on the country that recorded the revenue.

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three and nine months ended September 26, 2026 and September 27, 2025 are described in more detail below:

	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
HVAC reportable segment	$—	$—	$0.1	$(0.2)
Detection and Measurement reportable segment	—	0.1	1.7	0.3
Corporate	—	—	—	0.1
Total	$—	$0.1	$1.8	$0.2

HVAC — Charges for the nine months ended September 26, 2026 and September 27, 2025 related primarily to recording, and subsequent adjustments of, severance costs associated with restructuring actions at one of the segment’s cooling businesses.
Detection and Measurement — Charges for the nine months ended September 26, 2026 related primarily to severance costs and asset impairment charges associated with restructuring actions at the segment's location and inspection and rehabilitation businesses and charges for the three and nine months ended September 27, 2025 related primarily to severance costs associated with restructuring actions at the segment's inspection and rehabilitation business.

Corporate — Charges for the nine months ended September 27, 2025 related primarily to severance costs associated with a restructuring action.
No significant future charges are expected to be incurred under actions approved as of September 26, 2026.
The following is an analysis of our restructuring liabilities for the nine months ended September 26, 2026 and September 27, 2025:

	Nine months ended
	September 26, 2026	September 27, 2025
Balance at beginning of year	$0.5	$1.8
Special charges (1)	1.1	0.2
Utilization — cash	(0.5)	(1.6)
Balance at end of period	$1.1	$0.4
__________________________
(1)The nine months ended September 26, 2026 excluded $0.7 of non-cash charges that impacted special charges but not the restructuring liabilities.

(8)    INVENTORIES, NET
Inventories are accounted for under the first-in, first-out method and are comprised of the following at September 26, 2026 and December 31, 2025:

	September 26, 2026	December 31, 2025
Finished goods	$86.7	$56.0
Work in process	41.2	33.9
Raw materials and purchased parts	295.0	212.3
Total inventories	$422.9	$302.2

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 26, 2026 were as follows:

	December 31, 2025	Goodwill Resulting from Business Combinations (1)	Foreign Currency Translation	September 26, 2026
HVAC reportable segment
Gross goodwill	$1,013.7	$574.8	$(13.1)	$1,575.4
Accumulated impairments	(336.9)	—	2.6	(334.3)
Goodwill	676.8	574.8	(10.5)	1,241.1

Detection and Measurement reportable segment
Gross goodwill	542.4	6.2	(2.2)	546.4
Accumulated impairments	(175.8)	—	1.0	(174.8)
Goodwill	366.6	6.2	(1.2)	371.6

Total
Gross goodwill	1,556.1	581.0	(15.3)	2,121.8
Accumulated impairments	(512.7)	—	3.6	(509.1)
Goodwill	$1,043.4	$581.0	$(11.7)	$1,612.7
__________________________

(1)Reflects goodwill acquired with the FIS Water, Neptronic, Crawford, and Thermolec acquisitions of $176.7, $191.9, $130.9, and $75.3, respectively, within the HVAC reportable segment and an immaterial acquisition within the Detection and Measurement reportable segment. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in these acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at September 26, 2026 and December 31, 2025 comprised the following:

	September 26, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships and contracts	$1,094.5	$(195.6)	$898.9	$557.8	$(150.2)	$407.6
Technology	353.6	(82.0)	271.6	274.3	(64.0)	210.3
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	201.5	(90.1)	111.4	101.0	(72.1)	28.9
	1,654.1	(372.2)	1,281.9	937.6	(290.8)	646.8
Trademarks with indefinite lives	221.1	—	221.1	221.4	—	221.4
Total	$1,875.2	$(372.2)	$1,503.0	$1,159.0	$(290.8)	$868.2
__________________________
(1)The gross carrying value of identifiable intangible assets acquired with the FIS Water, Neptronic, Thermolec, and Crawford acquisitions consist of customer relationships of $539.6, technology of $79.7, definite-lived trademarks of $71.4, and customer backlog of $29.5, respectively.

In connection with the acquisitions of FIS Water, Neptronic, Thermolec, and Crawford, which have definite-lived intangible assets as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $127.0 for the full year 2026, $126.0 for 2027, $125.0 for 2028, $124.0 for 2029, and $123.0 for 2030.
At September 26, 2026, the net carrying value of intangible assets with determinable lives consisted of $1,063.4 in the HVAC reportable segment and $218.5 in the Detection and Measurement reportable segment. At September 26, 2026, trademarks with indefinite lives consisted of $156.9 in the HVAC reportable segment and $64.2 in the Detection and Measurement reportable segment.
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
The fair value of the net assets related to the FIS Water, Neptronic, Thermolec, Crawford, KTS and Sigma & Omega acquisitions approximate their respective carrying values. If FIS Water, Neptronic, Thermolec, Crawford, KTS and Sigma & Omega are unable to achieve their current financial forecasts, or there is a change in key assumptions used in the fair value analyses (e.g. projected revenues and profit growth rates, industry price multiples, discount rates, etc.) we may be required to record an impairment charge in a future period related to their goodwill. As of September 26, 2026, FIS Water, Neptronic, Thermolec, Crawford, KTS and Sigma & Omega's goodwill totaled $176.7, $191.5, $74.1, $130.9, $104.4 and $75.0, respectively.
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
The implied value of our ASPEQ and ULC business unit's trademarks approximated their carrying value. If ASPEQ or ULC is unable to achieve their current revenue forecasts, or there is a change in assumptions used in the fair value analyses (e.g., projected revenues, royalty rates, and discount rates, etc.), we may be required to record an impairment charge in a future period related to their trademarks. As of September 26, 2026, ASPEQ and ULC's trademarks totaled $51.5 and $4.7, respectively.

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Nine months ended
	September 26, 2026	September 27, 2025
Balance at beginning of year	$49.0	$44.7
Acquisitions	0.5	—
Provisions	18.5	14.1
Usage	(14.6)	(11.5)
Currency translation adjustment	0.1	0.1
Balance at end of period	53.5	47.4
Less: Current portion of warranty	25.2	22.9
Non-current portion of warranty	$28.3	$24.5

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

Net periodic benefit (income) expense for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Service cost	$—	$—	$—	$—
Interest cost	2.7	3.0	8.1	9.0
Expected return on plan assets	(1.6)	(2.0)	(4.8)	(6.0)
Net periodic pension benefit expense	$1.1	$1.0	$3.3	$3.0

Foreign Pension Plans

	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Service cost	$—	$—	$—	$—
Interest cost	1.2	1.0	3.5	3.0
Expected return on plan assets	(1.0)	(0.9)	(3.0)	(2.7)
Settlement loss (1)	—	—	—	0.3
Recognized net actuarial loss (1)	—	—	—	0.5
Net periodic pension benefit expense	$0.2	$0.1	$0.5	$1.1
__________________________
(1)Relates to the wind-up of the Canadian Pension Plans referred to previously.

Postretirement Plans

	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Service cost	$—	$—	$—	$—
Interest cost	0.2	0.3	0.6	0.9
Amortization of unrecognized prior service credits	(0.2)	(0.8)	(0.6)	(2.4)
Net periodic postretirement benefit income	$—	$(0.5)	$—	$(1.5)

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the nine months ended September 26, 2026:

	December 31, 2025	Borrowings	Repayments	Other (5)	September 26, 2026
Revolving loans (1)	$—	$1,049.9	$(289.9)	$—	$760.0
Term loan (2)	499.1	—	—	0.2	499.3
Trade receivables financing arrangement (3)	—	453.0	(380.0)	—	73.0
Other indebtedness (4)	2.5	0.2	(0.6)	0.3	2.4
Total debt	501.6	$1,503.1	$(670.5)	$0.5	1,334.7
Less: short-term debt	1.4				74.2
Less: current maturities of long-term debt	3.5				13.0
Total long-term debt	$496.7				$1,247.5

___________________________
(1)The revolving credit facility extends to September 2030 under the terms of the agreement governing our senior credit facilities and is primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and was utilized, at least partially, as the funding mechanism for the FIS Water, Neptronic, and Crawford acquisitions.
(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $500.0, beginning in December 2026 and in the first three quarters of 2027, and 1.25% during the fourth quarter of 2027, and all quarters of 2028 and 2029, and the first two quarters of 2030. The remaining balance is payable in full on September 9, 2030. The balance is net of unamortized debt issuance costs of $0.7 and $0.9 at September 26, 2026 and December 31, 2025, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At September 26, 2026, we had $8.2 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $73.0.
(4)Primarily includes balances under a purchase card program of $1.2 and $1.4 and finance lease obligations of $1.2 and $1.1 at September 26, 2026 and December 31, 2025, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
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

A detailed description of our senior credit facilities is included in the notes to the consolidated financial statements included in our 2025 Annual Report on Form 10-K.

At September 26, 2026, we had $737.3 of available borrowing capacity under our revolving credit facility, after giving effect to borrowings under the domestic revolving loan facilities of $760.0 and $2.7 reserved for outstanding letters of credit. In addition, at September 26, 2026, we had $18.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $6.6 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 5.3% at September 26, 2026.
At September 26, 2026, we were in compliance with all covenants of the agreement governing our senior credit facilities.

On September 9, 2025, we entered into an amendment to amend our senior credit agreement. During the third quarter of 2025, we capitalized $4.2 of debt issuance costs associated with the entry into this amendment and recorded charges of $1.5 to “Loss on amendment/refinancing of senior credit agreement” related to the write-off of a portion of previously unamortized deferred financing costs totaling $1.0 and transaction costs of $0.5.
Other Borrowings and Financing Activities
During the second quarter of 2026, we renewed our trade receivables financing agreement for 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.
Company-owned Life Insurance
We have investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other income (expense), net” within our condensed consolidated statements of operations. We have the ability to borrow against a portion of our investment in the COLI policies as an additional source of liquidity. During the nine months ended September 27, 2025, we repaid the then-outstanding borrowings totaling $37.4, inclusive of accrued interest. There were no amounts borrowed at September 26, 2026 and December 31, 2025. Any amounts borrowed would incur interest at a rate of 5.3%. At September 26, 2026, we had capacity to borrow approximately $34.0 against the policies. The cash surrender value of our investments in COLI assets was $57.9 and $60.3 at September 26, 2026 and December 31, 2025, respectively, recorded in “Other assets” on the condensed consolidated balance sheets.

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

We had FX forward contracts with an aggregate notional amount of $35.7 and $19.3 outstanding as of September 26, 2026 and December 31, 2025, respectively, with all of the $35.7 scheduled to mature within one year. The fair value of these FX forward contracts was less than $0.1 at September 26, 2026 and December 31, 2025.

During the third quarter of 2026, we have designated and accounted for additional FX forward contracts, with a notional amount of $9.8, as cash flow hedges. As of September 26, 2026, the unrealized gain, net of tax, recorded in AOCI related to these cash flow hedges was $0.0. In addition, the fair value of the agreements was $0.0 as of September 26, 2026. Changes in fair value of our FX forward contracts designated as cash flow hedges are reclassified into earnings, as a component of “Revenues” when the forecasted transaction impacts earnings.

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Weighted-average number of common shares used in basic income per share	50.088	48.170	50.029	47.120
Dilutive securities — Employee stock options, performance stock units and restricted stock units	0.557	0.749	0.582	0.674
Weighted-average number of common shares and dilutive securities used in diluted income per share	50.645	48.919	50.611	47.794

The weighted-average number of restricted stock units, performance stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.102 and 0.189, respectively, for the three months ended September 26, 2026, and 0.096 and 0.173, respectively, for the nine months ended September 26, 2026.

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

Long-Term Incentive Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2026 is included in the notes to the consolidated financial statements included in our 2025 Annual Report on Form 10-K.
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
During 2026, we granted 0.007 RSU’s to our non-employee directors, which vest in their entirety immediately prior to the annual meeting of stockholders in May 2027.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $4.3 and $4.2 for the three months ended September 26, 2026 and September 27, 2025, respectively, and $12.3 and $11.8 for the nine months ended September 26, 2026 and September 27, 2025, respectively. The related tax benefit was $0.7 for the three months ended September 26, 2026 and September 27, 2025, respectively, and $2.0 for the nine months ended September 26, 2026 and September 27, 2025, respectively.

Repurchases of Common Stock

On May 12, 2026, our Board of Directors authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our senior credit agreement. No share repurchases were effected pursuant to this and prior authorizations during the three and nine months ended September 26, 2026.

Registered Direct Offering

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

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended September 26, 2026 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$232.4	$0.1	$(0.5)	$232.0
Other comprehensive income before reclassifications	8.1	—	—	8.1
Amounts reclassified from accumulated other comprehensive income	—	(0.1)	(0.1)	(0.2)
Current-period other comprehensive income (loss)	8.1	(0.1)	(0.1)	7.9
Balance at end of period	$240.5	$—	$(0.6)	$239.9
__________________________
(1)Net of tax provision of $0.0 and $0.1 as of September 26, 2026 and June 27, 2026, respectively.
(2)Net of tax provision of $0.1 and $0.0 as of September 26, 2026 and June 27, 2026, respectively. The balances as of September 26, 2026 and June 27, 2026 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the nine months ended September 26, 2026 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$260.6	$—	$(0.1)	$260.5
Other comprehensive income (loss) before reclassifications	(20.1)	0.1	—	(20.0)
Amounts reclassified from accumulated other comprehensive income	—	(0.1)	(0.5)	(0.6)
Current-period other comprehensive loss	(20.1)	—	(0.5)	(20.6)
Balance at end of period	$240.5	$—	$(0.6)	$239.9

__________________________
(1)Net of tax provision of $0.0 as of September 26, 2026 and December 31, 2025.
(2)Net of tax provision of $0.1 and $0.0 as of September 26, 2026 and December 31, 2025. The balances as of September 26, 2026 and December 31, 2025 include unamortized prior service credits.

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended September 27, 2025 were as follows:

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
The changes in the components of accumulated other comprehensive income, net of tax, for the nine months ended September 27, 2025 were as follows:

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
The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the three months ended September 26, 2026 and September 27, 2025:

	Amount Reclassified from AOCI
	Three months ended
	September 26, 2026	September 27, 2025	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
FX forward contracts	$(0.2)	$—	Revenues
Swaps	—	(1.4)	Interest expense
Pre-tax	(0.2)	(1.4)
Income taxes	0.1	0.4
	$(0.1)	$(1.0)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(0.2)	$(0.8)	Other income (expense), net
Income taxes	0.1	0.2
	$(0.1)	$(0.6)

The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the nine months ended September 26, 2026 and September 27, 2025:

	Amount Reclassified from AOCI
	Nine months ended
	September 26, 2026	September 27, 2025	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
FX forward contracts	$(0.2)	$—	Revenues
Swaps	—	(3.0)	Interest expense
Pre-tax	(0.2)	(3.0)
Income taxes	0.1	0.7
	$(0.1)	$(2.3)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(0.6)	$(2.4)	Other income (expense), net
Income taxes	0.1	0.7
	$(0.5)	$(1.7)

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
Our recorded liabilities related to these matters, primarily associated with environmental remediation matters, totaled $44.8 and $43.7 at September 26, 2026 and December 31, 2025, respectively. Of these amounts, $37.1 and $36.4 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 26, 2026 and December 31, 2025, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Large Power Projects in South Africa
On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT’s subcontractors that is currently in liquidation. The subcontractor or liquidator maintain rights to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our condensed consolidated statements of operations.

Impacts of Tariffs

In 2025, the U.S. government imposed a series of tariffs on many U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). On February 20, 2026, the United States Supreme Court issued a ruling invalidating tariffs previously imposed under IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs could be subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. government announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from many countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. As of September 26, 2026, the amount of recognized assets related to tariff refunds was not significant to our condensed consolidated balance sheet. While the Company continues to review and compile refund requests and may record additional refund amounts in the future, the amount is not anticipated to have a material impact to our financial position and results of operations.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 16 sites, that we own or control, as of September 26, 2026 and December 31, 2025.
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
In the case of contamination at offsite, third-party disposal sites, as of September 26, 2026 and December 31, 2025, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled, and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
In our opinion, after considering accruals established for such purposes of $32.7 and $32.4 at September 26, 2026 and December 31, 2025, respectively, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows. That said, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of September 26, 2026, we had gross unrecognized tax benefits of $4.2 (net unrecognized tax benefits of $3.9). All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 26, 2026, gross accrued interest totaled $0.7 (net accrued interest of $0.5). As of September 26, 2026, we had no accrual for penalties included in our unrecognized tax benefits.
Other Tax Matters
For the three months ended September 26, 2026, we recorded an income tax provision of $24.0 on $106.3 of pre-tax income from continuing operations, resulting in an effective rate of 22.6%. This compares to an income tax provision for the three months ended September 27, 2025 of $18.4 on $81.5 of pre-tax income from continuing operations, resulting in an effective rate of 22.6%. The most significant item impacting the income tax provision for the third quarters of 2026 and 2025 was $1.9 and $2.3, respectively, of tax benefits resulting from increased federal tax credits and incentives.

For the nine months ended September 26, 2026, we recorded an income tax provision of $59.9 on $285.9 of pre-tax income from continuing operations, resulting in an effective rate of 21.0%. This compares to an income tax provision for the nine months ended September 27, 2025 of $42.0 on $209.3 of pre-tax income from continuing operations, resulting in an effective rate of 20.1%. The most significant items impacting the income tax provision during the first nine months of 2026 and 2025 were (i) $7.2 and $9.4, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods, (ii) $2.8 of tax benefit and $0.8 of tax provision, respectively, related to revisions to liabilities for uncertain tax positions, and (iii) $1.9 and $2.3, respectively, of tax benefits resulting from increased federal tax credits and incentives.

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
The following table presents our fair value hierarchy of our financial assets measured at fair value on a recurring basis as of September 26, 2026 and December 31, 2025:

September 26, 2026 and December 31, 2025
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
As of September 26, 2026, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
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

During the three and nine months ended September 26, 2026 and September 27, 2025, we recorded gains of $3.6 and $3.6, and $0.0 and $4.5, respectively, to “Other income (expense), net” related to changes in the estimated value of such equity security.

On November 10, 2025, Parker-Hannifin Corporation (“Parker”) entered into an agreement to acquire the majority of the underlying businesses held by an investee of Filtran through a planned merger, while Donaldson Company, Inc. entered into an agreement to acquire the remaining business on February 2, 2026. The acquisitions have been completed and, during the three and nine months ended September 26, 2026, we received and recorded a distribution from Filtran totaling $61.8. Filtran is in the process of completing the wind-up of its activities and, while it is possible that a future distribution may occur, we are not able to estimate the remaining distributions, if any, but do not believe such distributions will be material to our condensed consolidated statements of operations and cash flows.

The following table provides a reconciliation of activity for the equity security in Filtran for the nine months ended September 26, 2026:

Balance at beginning of period	$58.2
Change in value of equity security	3.6
Distribution received	(61.8)
Balance at end of period	$—

Indebtedness and Other — The estimated fair value of our debt instruments as of September 26, 2026 and December 31, 2025 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

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

IMPACTS OF TARIFFS AND OTHER COST INCREASES

In 2025, the U.S. government imposed a series of tariffs on many U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). On February 20, 2026, the United States Supreme Court issued a ruling invalidating tariffs previously imposed under IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs could be subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. government announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from many countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. As of September 26, 2026, the amount of recognized assets related to tariff refunds was not significant to our condensed consolidated balance sheet. While the Company continues to review and compile refund requests and may record additional refund amounts in the future, the amount is not anticipated to have a material impact to our financial position and results of operations.

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

POTENTIAL IMPACTS OF GEOPOLITICAL CONFLICTS

Ongoing geopolitical conflicts, including the armed conflicts in the Middle East, and governmental actions implemented in response to these conflicts, did not have a significant adverse impact on our operating results during the three and nine months ended September 26, 2026 and September 27, 2025. We are monitoring the availability of certain raw materials that are (i) supplied by businesses in the countries impacted by these conflicts and (ii) impacted by closures or disturbances to critical shipping routes. At this time, we do not expect the potential direct impact to be material to our operating results. These conflicts have created significant additional demand for certain products within our communication technologies business. The longer-term impact of these global events on our business is currently unknown due to the uncertainty around their duration and broader impact.

OTHER SIGNIFICANT MATTERS

•Acquisitions (see Note 3 to our condensed consolidated financial statements for additional details)

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

◦Thermolec Ltd. (“Thermolec”)
▪Acquired on January 20, 2026 for cash consideration of $140.5, inclusive of an adjustment to the purchase price of $0.3 recorded in the third quarter of 2026 related to acquired working capital and net of cash acquired of $1.3.
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
▪Crawford United's industrial and transportation products businesses (“Non-core businesses”), which includes businesses serving aerospace, defense, transportation, and marine markets, are non-core to our long-term strategy. These Non-core businesses were recorded as assets held for sale upon acquisition, with their results reported as discontinued operations while we identified a suitable buyer and executed our plan to sell these businesses within twelve months. On March 27, 2026, we completed the sale of the Non-core businesses for an aggregate cash sale price of $60.0. In connection with the sale, we received net cash of $59.2, net of cash and debt contributed of $1.4 and $2.2, respectively, resulting in a loss of $5.7 recorded to “Loss on disposition of discontinued operations, net of tax” within the condensed consolidated statement of operations during the nine months ended September 26, 2026.

◦Neptronic Inc. (“Neptronic”)
▪Acquired on July 22, 2026 for cash consideration of $428.4, net of cash acquired of $6.1.
▪The purchase price is subject to adjustment based upon the final settlement of working capital and cash as of the date of acquisition.
▪Post-acquisition operating results of Neptronic are included within our HVAC reportable segment.

◦FIS Water, LLC (“FIS Water”)
▪Acquired on September 15, 2026 for cash consideration of $405.0, net of cash acquired of $6.7.
▪The purchase price is subject to adjustment based upon the final settlement of working capital and cash as of the date of acquisition.
▪Post-acquisition operating results of FIS Water are included within our HVAC reportable segment.

•Financing Activities
◦During the second quarter of 2026, we renewed our trade receivables financing agreement for 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.

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

•Changes in Estimated Value of an Equity Security - Filtran Group Equity, LLC (“Filtran”)
◦During the three and nine months ended September 26, 2026 and September 27, 2025, we recorded gains of $3.6 and $3.6, and $0.0 and $4.5, respectively, within “Other income (expense), net” related to increases in the estimated value of an equity security in Filtran that we hold.
◦Filtran sold the underlying investments during 2026 and, during the three and nine months ended September 26, 2026, SPX received a distribution totaling $61.8 as part of Filtran's wind-up activities.
◦See Note 17 to our condensed consolidated financial statements for additional details.

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

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended September 26, 2026 totaled $714.5, compared to $592.8 during the respective period in 2025. The increase in revenues, compared to the respective period in 2025, was due primarily to (i) organic revenue growth within the HVAC reportable segment, and (ii) inorganic revenue growth resulting from the Crawford, Thermolec, Neptronic, and FIS Water acquisitions within the HVAC reportable segment, partially offset by an organic revenue decline within the Detection and Measurement reportable segment.

Revenues for the nine months ended September 26, 2026 totaled $1,960.3, compared to $1,627.8 during the respective period in 2025. The increase in revenues, compared to the respective period in 2025, was due primarily to (i) organic revenue growth within the HVAC and Detection and Measurement reportable segments, and (ii) inorganic revenue growth resulting from the Sigma & Omega, Crawford, Thermolec, Neptronic, and FIS Water acquisitions within the HVAC reportable segment and the KTS acquisition within the Detection and Measurement reportable segment.

During the three and nine months ended September 26, 2026, we generated operating income of $115.3 and $318.0, respectively, compared to $97.1 and $250.3 for the respective periods in 2025.

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

The following table provides selected financial information for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three months ended			Nine months ended
	September 26, 2026	September 27, 2025	% Change	September 26, 2026	September 27, 2025	% Change
Revenues	$714.5	$592.8	20.5	$1,960.3	$1,627.8	20.4
Gross profit	279.5	239.5	16.7	782.9	664.3	17.9
% of revenues	39.1%	40.4%		39.9%	40.8%
Selling, general and administrative expense	132.7	117.7	12.7	382.0	344.4	10.9
% of revenues	18.6%	19.9%		19.5%	21.2%
Selling, general and administrative — intangible amortization	31.5	24.6	28.0	81.1	68.9	17.7
Special charges, net	—	0.1	*	1.8	0.2	*
Other operating expense, net	—	—	*	—	0.5	*
Other income (expense), net	1.5	(3.2)	*	(6.6)	(2.6)	*
Interest expense, net	(10.5)	(10.9)	(3.7)	(25.5)	(36.9)	(30.9)
Loss on amendment/refinancing of senior credit agreement	—	(1.5)	*	—	(1.5)	*
Income from continuing operations before income taxes	106.3	81.5	30.4	285.9	209.3	36.6
Income tax provision	(24.0)	(18.4)	30.4	(59.9)	(42.0)	42.6
Income from continuing operations	82.3	63.1	30.4	226.0	167.3	35.1

Components of revenue increase:
Organic			11.8			12.3
Foreign currency			0.2			0.4
Acquisitions			8.5			7.7
Net revenue increase			20.5			20.4
_________________________________
*    Not meaningful for comparison purposes.

Revenues — The increase in revenues for the three months ended September 26, 2026, compared to the respective period in 2025, was due primarily to (i) organic revenue growth within the HVAC reportable segment, and (ii) inorganic revenue growth resulting from the Crawford, Thermolec, Neptronic, and FIS Water acquisitions within the HVAC reportable segment, partially offset by an organic revenue decline within the Detection and Measurement reportable segment.

The increase in revenues for the nine months ended September 26, 2026, compared to the respective period in 2025, was due primarily to (i) organic revenue growth within the HVAC and Detection and Measurement reportable segments, and (ii) inorganic revenue growth resulting from the Sigma & Omega, Crawford, Thermolec, Neptronic, and FIS Water acquisitions within the HVAC reportable segment and the KTS acquisition within the Detection and Measurement reportable segment.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three and nine months ended September 26, 2026, the increase in gross profit, compared to the respective periods in 2025, was due primarily to the impact of the organic and inorganic revenue growth mentioned above. The decrease in gross profit as a percentage of revenues was primarily driven by lower margins within our HVAC reportable segment driven by (i) higher growth-related costs, largely labor and supply chain inefficiencies, associated with our volume increases and capacity expansion initiatives, and (ii) elevated input costs, partially offset by favorable product mix and benefits related to our segment synergy initiatives within our Detection and Measurement reportable segment.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended September 26, 2026, the increase in SG&A expense, compared to the respective period in 2025, was due primarily to (i) incremental SG&A resulting from the acquisitions of Thermolec, Crawford, Neptronic, and FIS Water of $3.8, (ii) higher personnel-related costs, including as a result of annual merit increases and growth-related headcount additions, commissions, and short-term incentive compensation, (iii) higher acquisition and integration-related costs of $2.1, and (iv) higher travel and advertising costs supporting our growth of $0.9.

For the nine months ended September 26, 2026, the increase in SG&A expense, compared to the respective period in 2025, was due primarily to (i) incremental SG&A resulting from the acquisitions of Sigma & Omega, Thermolec, Crawford, Neptronic, FIS Water, and KTS of $12.6, (ii) higher personnel-related costs, including as a result of annual merit increases and growth-related headcount additions, commissions, and short-term incentive compensation, and (iii) higher travel and advertising costs supporting our growth of $3.0, partially offset by lower acquisition and integration-related costs of $1.9.

Selling, General and Administrative — Intangible Amortization — For the three and nine months ended September 26, 2026, the increase in intangible asset amortization, compared to the respective periods in 2025, was primarily related to incremental amortization associated with (i) backlog from the Crawford, Neptronic, and FIS Water acquisitions and (ii) other intangible assets associated with the acquisitions of Thermolec, Crawford, Neptronic, and FIS Water. The increase for the nine months ended September 26, 2026 was also impacted by a full nine months of amortization related to the Sigma & Omega and KTS acquisitions.

Special Charges, net — Special charges, net, for the nine months ended September 26, 2026 and three and nine months ended September 27, 2025 related primarily to recording, and subsequent adjustments of, severance and asset impairment costs associated with restructuring actions at businesses within our HVAC and Detection and Measurement reportable segments. See Note 7 to our condensed consolidated financial statements for additional details.

Other Operating Expense, net — Other operating expense, net for the nine months ended September 27, 2025, related to a charge of $0.5 regarding the resolution of a dispute.

Other Income (Expense), net — Other income, net, for the three months ended September 26, 2026 was composed primarily of a gain of $3.6 related to an increase in the estimated value of an equity security in Filtran that we hold and income derived from COLI policies of $1.4, partially offset by foreign currency transaction losses of $1.6, pension and postretirement expense of $1.3 and expense from environmental remediation charges of $0.5.
Other expense, net, for the three months ended September 27, 2025 was composed primarily of environmental remediation charges of $3.9, pension and postretirement expense of $0.6, and foreign currency transaction losses of $0.5, partially offset by income of $1.4 derived from COLI policies and a gain of $0.4 related to the settlement of our interest rate swaps.

Other expense, net, for the nine months ended September 26, 2026 was composed primarily of pension and postretirement expense of $3.8, expense from environmental remediation charges of $3.5, expense derived from COLI policies of $1.3, and foreign currency transaction losses of $1.4, partially offset by a gain of $3.6 related to an increase in the estimated value of an equity security in Filtran that we hold.

Other expense, net, for the nine months ended September 27, 2025 was composed primarily of environmental remediation charges of $5.7, pension and postretirement expense of $2.6 (including net settlement and actuarial losses of $0.8), and foreign currency transaction losses of $1.9, partially offset by a gain of $4.5 related to a change in the estimated value of an equity security in Filtran that we hold, income of $3.1 derived from COLI policies and a gain of $0.4 related to the settlement of our interest rate swaps.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three months ended September 26, 2026, compared to the respective period in 2025, was primarily the result of interest of $1.5 capitalized to “Property, plant and equipment” within our condensed consolidated balance sheet related to our capacity expansion initiatives, partially offset by interest on higher average debt balances primarily associated with borrowings for the Crawford, Neptronic and FIS Water acquisitions. Refer to Note 12 to the condensed consolidated financial statements for additional details.

The decrease in interest expense, net, during the nine months ended September 26, 2026, compared to the respective period in 2025, was primarily the result of lower average debt balances resulting from the repayment in the third quarter of 2025 of borrowings then outstanding under our revolving credit facility from a portion of the net proceeds of the underwritten public offering of our common stock completed in that quarter, partially offset by the borrowings associated with the Crawford, Neptronic and FIS Water acquisitions. Refer to Note 12 to the condensed consolidated financial statements for additional details. In addition, during the nine months ended September 26, 2026, we capitalized interest of $2.8 to “Property, plant and equipment” within our condensed consolidated balance sheet related to our capacity expansion initiatives.

Loss on Amendment/Refinancing of Senior Credit Agreement — During the third quarter of 2025, we recorded charges of $1.5 associated with the amendment to the Credit Agreement to “Loss on amendment/refinancing of senior credit agreement” related to the write-off of a portion of previously unamortized deferred financing costs totaling $1.0 and transaction costs of $0.5.

Income Tax Provision — For the three months ended September 26, 2026, we recorded an income tax provision of $24.0 on $106.3 of pre-tax income from continuing operations, resulting in an effective rate of 22.6%. This compares to an income tax provision for the three months ended September 27, 2025 of $18.4 on $81.5 of pre-tax income from continuing operations, resulting in an effective rate of 22.6%. The most significant item impacting the income tax provision for the third quarters of 2026 and 2025 was $1.9 and $2.3, respectively, of tax benefits resulting from increased federal tax credits and incentives.

For the nine months ended September 26, 2026, we recorded an income tax provision of $59.9 on $285.9 of pre-tax income from continuing operations, resulting in an effective rate of 21.0%. This compares to an income tax provision for the nine months ended September 27, 2025 of $42.0 on $209.3 of pre-tax income from continuing operations, resulting in an effective rate of 20.1%. The most significant items impacting the income tax provision during the first nine months of 2026 and 2025 were (i) $7.2 and $9.4, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods, (ii) $2.8 of tax benefit and $0.8 of tax provision, respectively, related to revisions to liabilities for uncertain tax positions, and (iii) $1.9 and $2.3, respectively, of tax benefits resulting from increased federal tax credits and incentives.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 6 to our condensed consolidated financial statements for a description of our reportable segments.
HVAC Reportable Segment

	Three months ended			Nine months ended
	September 26, 2026	September 27, 2025	% Change	September 26, 2026	September 27, 2025	% Change
Revenues	$525.0	$387.4	35.5	$1,399.6	$1,087.1	28.7
Segment Income	120.8	94.4	28.0	319.2	264.1	20.9
% of revenues	23.0%	24.4%		22.8%	24.3%
Components of revenue increase:
Organic			22.3			17.3
Foreign currency			0.2			0.4
Acquisitions			13.0			11.0
Net revenue increase			35.5			28.7
Revenues — For the three and nine months ended September 26, 2026, the increase in revenues, compared to the respective periods in 2025, was due primarily to organic revenue growth and inorganic revenue growth from the Thermolec, Crawford, Neptronic, and FIS Water acquisitions, as well as Sigma & Omega for the nine months ended. The organic revenue growth was due primarily to (i) higher volumes of cooling equipment, mainly associated with increased data center demand, resulting from increased capacity, and (ii) higher volumes of our heating products.

Income — For the three and nine months ended September 26, 2026, the increase in income, compared to the respective periods in 2025, was due primarily to the revenue growth mentioned above. The decrease in margin for the three and nine months ended September 26, 2026, compared to the respective periods in 2025, was primarily due to (i) higher growth-related costs, largely labor and supply chain inefficiencies, associated with our volume increases and capacity expansion initiatives, and (ii) elevated input costs.

Backlog — The segment had backlog of $1,102.5 and $578.5 as of September 26, 2026 and September 27, 2025, respectively. Backlog associated with the Crawford, Thermolec, Neptronic, and FIS Water acquisitions totaled $125.2, as of September 26, 2026.

Detection and Measurement Reportable Segment

	Three months ended			Nine months ended
	September 26, 2026	September 27, 2025	% Change	September 26, 2026	September 27, 2025	% Change
Revenues	$189.5	$205.4	(7.7)	$560.7	$540.7	3.7
Segment Income	52.6	51.7	1.7	156.6	128.3	22.1
% of revenues	27.8%	25.2%		27.9%	23.7%
Components of revenue increase (decrease):
Organic			(7.9)			2.1
Foreign currency			0.2			0.5
Acquisitions			—			1.1
Net revenue increase (decrease)			(7.7)			3.7
Revenues — For the three months ended September 26, 2026, the decrease in revenues, compared to the respective period in 2025, was due predominantly to an organic revenue decline. The organic revenue decline was primarily driven by lower project volumes within our communication technologies business.

For the nine months ended September 26, 2026, the increase in revenues, compared to the respective period in 2025, was due primarily to organic revenue growth. The organic revenue growth was primarily driven by higher project volumes within our aids to navigation and transportation businesses, partially offset by lower project volumes within our communication technologies business. In addition, the increase in revenues for the nine months ended September 26, 2026, compared to the respective period in 2025, included the inorganic revenue growth resulting from a full year of revenue related to the KTS acquisition.

Project volumes, primarily within our communication technologies, aids to navigation, and transportation systems businesses, can vary from period to period based on the timing of project execution.

Income — For the three months ended September 26, 2026, the increase in income and margin, compared to the respective period in 2025, was due primarily to (i) a more favorable product mix within our transportation and communication technologies businesses, (ii) benefits related to our segment synergy initiatives, primarily within our location and inspection and rehabilitation businesses, and (iii) resolution of a commercial matter, partially offset by lower income resulting from the organic revenue decline noted above.

For the nine months ended September 26, 2026, the increase in income and margin, compared to the respective period in 2025, was primarily due to (i) a more favorable product mix within our communication technologies and transportation businesses, (ii) the revenue growth mentioned above and the related operating leverage, including on SG&A costs, (iii) benefits related to our segment synergy initiatives, primarily within our location and inspection and rehabilitation businesses, (iv) resolution of a commercial matter, and (v) increased high margin software-as-a-service revenue within our transportation systems business.

Backlog — The segment had backlog of $321.7 and $366.1 as of September 26, 2026 and September 27, 2025, respectively.
CORPORATE AND OTHER EXPENSES

	Three months ended			Nine months ended
	September 26, 2026	September 27, 2025	% Change	September 26, 2026	September 27, 2025	% Change
Total consolidated revenues	$714.5	$592.8	20.5	$1,960.3	$1,627.8	20.4
Corporate expense	15.8	12.4	27.4	46.1	39.7	16.1
% of revenues	2.2%	2.1%		2.4%	2.4%
Long-term incentive compensation expense	4.3	4.2	2.4	12.3	11.8	4.2

Corporate Expense — Corporate expense primarily relates to the personnel and general operating costs of our corporate headquarters in Charlotte, North Carolina. The increase in corporate expense during the three and nine months ended September 26, 2026, compared to the respective periods in 2025, was primarily due to (i) higher personnel-related costs, including annual merit increases and short-term incentive compensation expense, (ii) an increase in professional fees associated with strategic initiatives during the nine month period, and (iii) increased expense related to acquisition and integration-related costs during the three and nine months ended September 26, 2026 of $3.5 and $4.0, respectively, including those related to the FIS Water, Neptronic, Thermolec and Crawford acquisitions in 2026, partially offset by expense incurred for the KTS and Sigma & Omega acquisitions in 2025.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. Long-term incentive compensation expense in 2026 included awards granted to key employees of recently acquired businesses.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 26, 2026 and September 27, 2025.

	Nine months ended
	September 26, 2026	September 27, 2025
Continuing operations:
Cash flows from operating activities	$180.3	$139.8
Cash flows used in investing activities	(1,301.0)	(499.2)
Cash flows from financing activities	817.7	424.6
Cash flows from (used in) discontinued operations	58.4	(1.7)
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.6)	6.5
Net change in cash and equivalents	$(245.2)	$70.0

Operating Activities — The increase in cash flows from operating activities for the nine months ended September 26, 2026, compared to the nine months ended September 27, 2025, was due primarily to (i) amounts paid into an escrow account during the first quarter of 2025 in connection with the KTS acquisition related to future service obligations of certain employees of $46.5 and (ii) the increase in income, exclusive of the non-cash items, generated from continuing operations during the nine months ended September 26, 2026, partially offset by cash outflows in the first nine months of 2026 to build inventory levels in support of our growth in revenue and backlog.

Investing Activities — Cash flows used in investing activities of continuing operations for the nine months ended September 26, 2026 were comprised primarily of net cash utilized in acquisitions, including the Crawford, Thermolec, Neptronic, and FIS Water acquisitions, of $1,286.6 and capital expenditures of $79.6 (inclusive of $53.8 related to capacity expansions for our engineered air movement and handling and cooling equipment businesses within the HVAC reportable segment), partially offset by the distribution received from our investment in Filtran of $61.8 and net proceeds from COLI policies of $3.4.

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

Financing Activities — Cash flows from financing activities of continuing operations for the nine months ended September 26, 2026 were comprised primarily of net borrowings under our credit facilities and trade receivables financing arrangement of $760.0 and $73.0, respectively, primarily in connection with the Crawford, Neptronic and FIS Water acquisitions. These net borrowings were partially offset by minimum tax withholdings paid on behalf of employees related to long-term incentive awards, net of proceeds from options exercised, of $14.9 and net repayments under our other various debt instruments of $0.4.

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

Discontinued Operations — Cash flows from discontinued operations for the nine months ended September 26, 2026 relate primarily to proceeds from the sale of the Non-core businesses of $59.2, net of cash and debt contributed of $1.4 and $2.2, respectively, as well as cash generated from the Non-core businesses during the period of ownership, partially offset by net disbursements related to costs incurred to support our wound-down DBT Technologies (PTY) LTD (“DBT”) subsidiary through processes associated with the liquidation of a subcontractor.

Cash flows used in discontinued operations for the nine months ended September 27, 2025 relate primarily to disbursements for costs incurred to support our wound-down DBT subsidiary through processes associated with the liquidation of a subcontractor.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first nine months of 2026 and 2025.
Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the nine months ended September 26, 2026:

	December 31, 2025	Borrowings	Repayments	Other (5)	September 26, 2026
Revolving loans (1)	$—	$1,049.9	$(289.9)	$—	$760.0
Term loan (2)	499.1	—	—	0.2	499.3
Trade receivables financing arrangement (3)	—	453.0	(380.0)	—	73.0
Other indebtedness (4)	2.5	0.2	(0.6)	0.3	2.4
Total debt	501.6	$1,503.1	$(670.5)	$0.5	1,334.7
Less: short-term debt	1.4				74.2
Less: current maturities of long-term debt	3.5				13.0
Total long-term debt	$496.7				$1,247.5
___________________________
(1)The revolving credit facility extends to September 2030 under the terms of the agreement governing our senior credit facilities and is primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and was utilized, at least partially, as the funding mechanism for the FIS Water, Neptronic, and Crawford acquisitions.
(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $500.0, beginning in December 2026 and in the first three quarters of 2027, and 1.25% during the fourth quarter of 2027, and all quarters of 2028 and 2029, and the first two quarters of 2030. The remaining balance is payable in full on September 9, 2030. The balance is net of unamortized debt issuance costs of $0.7 and $0.9 at September 26, 2026 and December 31, 2025, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At September 26, 2026, we had $8.2 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $73.0.
(4)Primarily includes balances under a purchase card program of $1.2 and $1.4 and finance lease obligations of $1.2 and $1.1 at September 26, 2026 and December 31, 2025, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the impact of amortization of debt issuance costs associated with the term loan.
At September 26, 2026, we were in compliance with all covenants of the senior credit agreement.
During the second quarter of 2026, we renewed our trade receivables financing agreement for 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.
Availability — At September 26, 2026, we had $737.3 of available borrowing capacity under our revolving credit facility, after giving effect to borrowings under the domestic revolving loan facility of $760.0 and $2.7 reserved for outstanding letters of credit. In addition, at September 26, 2026, we had $18.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $6.6 reserved for outstanding letters of credit.
Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, finance leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.
We have investments in COLI policies, which are recorded at their net cash surrender value of $57.9 and $60.3 at September 26, 2026 and December 31, 2025, respectively. We have the ability to borrow against a portion of our investment in the COLI policies as an additional source of liquidity. There were no amounts borrowed at September 26, 2026 and December 31, 2025. Any amounts borrowed would incur interest at a rate of 5.3%. At September 26, 2026, we had capacity to borrow approximately $34.0 against these policies. See Note 12 to the condensed consolidated financial statements for additional information.

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
Other Matters
Contractual Obligations — Other than the borrowings under our revolving loan facility in connection with the Crawford, Neptronic, and FIS Water acquisitions, there have been no material changes in the amounts of our contractual obligations from those disclosed in our 2025 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $4.2 as of September 26, 2026.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 26, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2026.

Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 26, 2026 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the Supreme Court’s decision invalidating the tariffs imposed by the U.S. government in 2025 under IEEPA, entities that paid such tariffs, including the Company, are entitled to seek refunds from the U.S. government for payments of the invalidated tariffs. The ultimate availability, timing, and amount of any such refunds we may receive could be subject to further legal, regulatory, and administrative developments.

ITEM 5. Other Information

No director or officer of SPX adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 26, 2026.

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

SPX TECHNOLOGIES, INC.
(Registrant)

Date: October 29, 2026	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: October 29, 2026	By	/s/ Mark A. Carano
Vice President, Chief Financial Officer